Form 10QSB
period 1996-12-31
ICON SYSTEMS INC
filed 1997-03-04
CIK 1029263

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-28002


                             ICON SYSTEMS, INC.
              (Name of Small Business Issuer in its Charter)


           NEVADA                                        87-0565018
           ------                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                              4848 Highland Drive, #353
                            Salt Lake City, Utah  84117
                            ---------------------------
                      (Address of Principal Executive Offices)

                    Issuer's Telephone Number:  (801) 278-2805


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No                  (2)  Yes      No  X
         ---     ---                        ---     ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                            February 25, 1997

                                5,027,563
                                ---------



                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                         ICON SYSTEMS, INC.
              (Formerly Tompkins Environmental Corporation)
                     (A Development Stage Company)
                           Balance Sheets
                               ASSETS

                                 December 31,       June 30,
                                    1996              1996
                                 (Unaudited)
 CURRENT ASSETS
   Cash                           $ 9,603          $  -

     Total Current Assets           9,603             -

     TOTAL ASSETS                 $ 9,603          $  -

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                $ 4,844          $  -
  Accrued interest                    201             -
  Note payable - related
   party (Note 2)                  10,000             -

    Total Current Liabilities      15,045             -

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock: 10,000,000
   preferred shares at $0.001 par
   value authorized; -0- outstanding
  Common stock authorized: 100,000,000   -            -
   common shares at $0.001 par value;
   at December 31, 1996 and June 30,
   1996; 5,027,563 and 27,563
   shares issued and
   outstanding, respectively        5,027               27
  Capital in excess of par value  356,038          344,438
 Deficit accumulated during the
 development stage               (366,507)        (344,465)

   Total Stockholders'
    Equity (Deficit)               (5,442)            -

TOTAL LIABILITIES, AND
 STOCKHOLDERS EQUITY (DEFICIT)    $ 9,603         $   -

                         ICON SYSTEMS, INC.
              (Formerly Tompkins Environmental Corporation)
                     (A Development Stage Company)
                        Statements of Operations
                              (Unaudited)

                          For the      For the    From Inception
                        Three Months Three Months  on August 26,
                           Ended        Ended      1987 Through
                        December 31, December 31,   December 31,
                           1996         1995           1996
 REVENUES                $   -        $   -          $   -
 EXPENSES
 General and
 administrative         (15,191)          -          (21,841)

OTHER INCOME
(EXPENSES)

 Interest expenses         (201)          -             (201)

   Total Other Income
   Income (Expenses)       (201)          -             (201)

Income (Loss) From
 Continuing Operations  (15,392)          -          (22,042)

Income (Loss) From
 Discontinued
 Operations                 -             -         (344,465)

 NET LOSS             $ (15,392)      $   -       $ (366,507)

 LOSS PER SHARE         $ (0.00)      $ (0.00)

WEIGHTED AVERAGE
 NUMBER OF SHARES     5,027,563        22,859

                          ICON SYSTEMS, INC.
              (Formerly Tompkins Environmental Corporation)
                     (A Development Stage Company)
                        Statements of Operations
                              (Unaudited)
                                 for the Six    for the Six
                                 Months Ended   Months Ended
                            December 31,   December 31,
                                  1996           1995
REVENUES                         $    -         $    -
EXPENSES
  General and
   Administrative                 (21,841)           -

OTHER INCOME
(EXPENSES)

  Interest expenses                  (201)           -

  Total Other Income
   Income (Expenses)                 (201)           -

Income (Loss) From
  Continuing Operations           (22,042)           -

Income (Loss) From
  Discontinued
  Operations                          -          (12,000)

NET LOSS                         $(22,042)      $(12,000)

LOSS PER SHARE                   $  (0.01)      $  (0.53)

WEIGHTED AVERAGE
NUMBER OF SHARES                 2,527,563        22,859

                      ICON SYSTEMS, INC.
         (Formerly Tompkins Environmental Corporation)
                 (A Development Stage Company)
          Statements of Stockholders' Equity (Deficit)
                                                    Deficit
                                                  Accumulated
                                      Capital in  During the
                       Common Stock    Excess of  Development
                      Shares  Amount   Par Value    Stage
Balance at inception
 on August 26, 1987     -     $   -      $  -       $  -

Issuance of 12 shares
 of common stock to an
 officer for cash valued
 at approximately $83.33
 per share               12       -       1,000

Net loss from inception
 on August 26, 1987
 through June 30, 1988  -         -         -         (914)

Balance, June 30, 1988   12       -       1,000       (914)

Net loss for the year
 ended June 30, 1989    -         -         -       (2,299)

Balance, June 30, 1989   12       -       1,000     (3,213)

Issuance of 85 shares of
 common stock for cash,
 valued at approximately
 $48.46 per share        65       -       3,150        -

Issuance of 125 shares of
 common stock to shareholder
 for office equipment and
 stock of Alco Investment
 Corporation and cash of
 $750                   125       -       7,840        -

Net loss for the year
 ended June 30, 1990    -         -         -       (3,245)

Balance, June 30, 1990  202    $  -     $11,990    $(6,458)

Contribution of non-marketable
 securities by officer  -         -         750        -

Contribution and
 cancellation of shares
 by officer            (106)      -         -          -

Issuance of 6 shares for
 cash valued at
 approximately $333.33
 per share                6       -       2,000        -

Issuance of 246 shares of
 common stock to
 shareholder and 500
 shares of common stock
 to QBC Holding Corp.
 for $600 in cash       747         1       599        -

Expenses paid on behalf
 of the Company by
 shareholder            -         -       1,636        -

Net loss for the year
 ended June 30, 1991    -         -         -      (10,518)

Balance, June 30, 1991  849         1    16,975    (16,976)

Shares contributed to the
 Company and canceled by
 the shareholders      (788)       (1)        1        -

Purchase of subsidiary
 for the issuance of
 12,569 shares of common
 stock valued at
 approximately $25.10
 per share           12,569        10   315,479        -

Net loss for the year
 ended June 30, 1992    -         -         -     (276,103)

Balance,
 June 30, 1992       12,630    $   10 $332,455   $(293,079)

Net loss for the year
 ended June 30, 1993    -         -        -       (39,386)

Balance,
 June 30, 1993       12,630        10  332,455    (332,465)

Net loss for the year
 ended June 30, 1994    -         -        -           -

Balance,
 June 30, 1994       12,830        10  332,455    (332,465)

Net lose for the year
 ended June 30, 1995    -         -        -           -

Balance,
 June 30, 1995       12,630        10  332,455    (332,465)

Issuance of 14,933
 shares of common
 stock for services
 rendered valued at
 approximately $0.80
 per share           14,933        17   11,983         -


Net loss for the year
 ended June 30, 1996    -         -        -       (12,000)

Balance,
 June 30, 1996       27,563     $  27 $344,438   $(344,465)

Issuance of 3,000,000
 shares of common stock
 for cash valued at
 approximately
 $0.0033
 per share        3,000,000     3,000    7,000         -

Issuance of 2,000,000
 shares of common stock
 for services rendered
 valued at $0.0033
 per share        2,000,000     2,000    4,600         -

Net loss for the
 six months ended
 (unaudited)
 December 31, 1996      -         -        -      (22,042)

Balance,
December 31, 1996 5,027,563     5,027 $356,038  $(366,507)

                          ICON SYSTEMS, INC.
              (Formerly Tompkins Environmental Corporation)
                      (A Development Stage Company)
                        Statements of Cash Flows
                                        For the       For the   From Inception
           For the Six  For the Six  Three Months  Three Months  on August 26,
           Months Ended Months Ended     Ended        Ended      1987 Through
           December 31, December 31, December 31,  December 31,  December 31,
              1996         1995         1996          1995          1996
CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net loss     $(22,042)    $(12,000)    $(15,392)     $   -       $(366,507)
 Depreciation      -            -            -            -          59,907
 Stock issued
  for services   6,600       12,000          -            -          18,600
 Loss on
  disposition of
  assets           -            -            -            -           9,352
 (Increase) decrease
  in prepaid
  expenses and
  other assets     -            -          2,500          -             -
 Increase (decrease)
  in accounts
  payable        4,844          -          4,844          -           4,844
 Increase (decrease)
  in accrued
  interest         201          -            201          -             201

 Cash Provided (Used)
  by Operating
  Activities   (10,397)         -         (7,847)         -        (273,603)

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Purchase of
  equipment        -            -            -            -         (13,368)
 Sale of equipment -            -            -            -           7,090

 Cash Provided (Used)
  by Investing
  Activities       -            -            -            -          (6,278)

CASH FLOWS FROM
FINANCING ACTIVITIES:
 Proceeds from
  notes payable 10,000          -         10,000          -         160,000
 Payment on notes
  payable          -            -            -            -         (43,764)
 Payment of loan
  from officer     -            -            -            -         (61,884)
 Issuance of
  common stock  10,000          -            -            -         158,382
 Proceeds of loan
  from officer     -            -            -            -          76,750

 Cash Provided (Used)
  by Financing
  Activities   $20,000      $   -       $ 10,000      $   -       $ 289,484

 NET INCREASE
 (DECREASE) IN
 CASH          $ 9,603      $   -       $  2,153      $   -       $   9,603

 CASH AT
 BEGINNING OF
 PERIOD            -            -          7,450          -             -

 CASH AT END
  OF PERIOD    $ 9,603      $   -       $  9,803      $   -         $ 9,603

Cash Payments For:
 Income taxes  $   -        $   -       $    -        $   -         $   -
 Interest      $   -        $   -       $    -        $   -         $   -

Non Cash Financing Activities:
 Stock issued
  for services $ 6,600      $12,000     $    -        $   -         $18,600
 Stock issued
  for equipment$   -        $   -       $    -        $   -         $ 7,214
 Stock issued
  for
  subsidiary   $   -        $   -       $    -        $   -        $315,489

                             ICON SYSTEMS, INC.
               (Formerly Tompkins Environmental Corporation)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                    December 31, 1996 and June 30, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The financial statements presented are those of Icon Systems, Inc. (formerly Tompkins Environmental Corporation). The Company was incorporated as Loki Holding Corporation under the laws of the State of Utah on August 26, 1987 and on August 4, 1988 changed its name to Quazon Investment Corporation. On April 15, 1988 the Company became a wholly-owned subsidiary of Loki Holding Corporation (formerly Dynamic Video, Inc.). On May 25, 1990 the Company was "spun off" in a partial liquidating dividend. In June of 1990 the Company acquired Alco Investment Corporation. On January 7, 1991 the Company sold Alco Investment Corporation to a company owned by a mayor shareholder. On September 24,1996, the Company changed its name to Icon Systems, Inc. and changed its State of incorporation to Nevada.

On August 15, 1991 the Company acquired all of the shares of Tompkins Environmental Corporation (Tompkins) in exchange for 10,000,000 pre-split shares of the Company's authorized but previously unissued common stock (See
Note 2). The Company's name was changed to Tompkins Environmental Corporation. The Company was engaged in disaster cleanup operations. On October 25, 1995, Tompkins was involuntarily dissolved and abandoned. All operations associated with Tompkins have been accounted for as discontinued operations.

Currently the Company is seeking new business opportunities believed to hold a potential profit or to merge with an existing company.

b. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a June 30 year end.

c. Income (Loss) Per Share

The computations of income (loss) per share of common stock are based on the weighted average number of shares issued and outstanding at the date of the financial statements.

d. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

f. Provision for Taxes

At December 31, 1996, the Company had a net operating loss carryforward totaling approximately $366,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 2 - RELATED PARTY TRANSACTIONS

In October, 1996, a shareholder loaned the Company $10,000 to cover operating expenses. The note payable is due on demand and accrues interest at 10% annually. The amount due to the shareholder at December 31, 1996 was $10,000 with accrued interest of $201.

On October 24, 1995, the Company issued 12,442 to officers and directors of the Company for services rendered valued at $0.0033 per share (See Note 5).

On September 14, 1996, the Company issued 3,000,000 post-split shares of restricted common stock for cash to a company owned by an officer for total consideration of $10,000.

On October 10, 1996, the Company issued 2,000,000 post-split shares of restricted common stock to officers and directors of the Company for services valued at $0.0033 per share.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - REVERSE STOCK SPLIT

On September 14, 1996, the shareholders of the Company approved a 1 -for-1,000 reverse stock split while retaining the authorized shares at 100,000,000 and retaining the par value at $0.001. This change has been applied to the financial statements on a retroactive basis back to inception. The Company provided that no shareholder would be reduced below 50 shares, accordingly, 5,413 postsplit fractional shares were issued. These shares have been allocated pro-rata to previous stock issuances.

NOTE 5 - ISSUANCES OF COMMON STOCK

At the Company's inception, the Board of Directors authorized the issuance of 12 restricted shares of its common stock to an executive officer who may be deemed to have been a promoter or founder of the Company for the total consideration of $1,000.

On September 27, 1989, the Company became authorized to do business in the State of Utah as Quazon International Corporation and changed its business purpose to consulting in mergers and acquisitions. On September 28, 1989 the Company issued 65 shares of restricted common stock to Loki Holding Corporation (formerly Dynamic Video, Inc.) for $3,150 cash.

In June of 1990 the Company issued 125 shares of common stock to an officer for equipment recorded at its depreciated cost of $7,090 and cash of $750. On September 28, 1990 the officer contributed back to the Company 108 shares.

In September of 1990 the Company issued 8 shares of restricted common stock to a shareholder for $2,000 in cash.

In January of 1991 the Company issued 747 shares of restricted common stock to a shareholder for $600 in cash, and 500 shares of restricted common stock to QBC Holding Corp. recorded at predecessor cost of $0.

In the year ended 1992 a shareholder contributed back to the Company 788 shares of restricted common stock.

On August 15, 1991 the Company issued 12,569 shares of restricted common stock valued at predecessor cost of $25.10 per share for the purchase of Tompkins Environmental Corporation.

On October 24, 1995, the Company issued 14,933 shares of restricted common stock for services rendered valued at $0.80 per share.

On September 14, 1996, the Company issued 3,000,000 shares of restricted common stock for cash of $0.0033 per share or total consideration of $10,000.

On October 10, 1996, the Company issued 2,000,000 shares of restricted common stock for services rendered valued at $0.0033 per share.

NOTE 5 - SUBSEQUENT EVENT

In January 1997 the Company received a contribution of capital from a shareholder. The contribution was in the form of marketable securities which the Company was able to sell for net proceeds of $28,155.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since its inception or during the quarterly period ended December 31, 1996. During this period, the Company received revenues totaling $0. During the same period, total expenses were $15,392 and net loss totaled $15,392.

         The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition,

Results of Operations.
----------------------

          During the quarterly period ended December 31, 1996, the Company had no business operations. During this period, the Company received total revenues of $0 and had a net loss of $15,392.

Liquidity.
----------

          At December 31, 1996, the Company had total current assets of $9,603, with total current liabilities of $15,045.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          The Board of Directors of the Company unanimously resolved on October 10, 1996, to issue 500,000 "unregistered" and "restricted" post-split shares of common stock to each of the following persons for services rendered:
Diane Reed; Michelle Wheeler; Jeff Taylor; and Steven D. Moulton. The Board of Directors further resolved that the Company borrow $5,000 from QBC Holding Corporation, doing business as Wasatch Consulting Group, the Company's majority stockholder, in exchange for a promissory note, payable on demand, and bearing interest at the rate of 10% per annum. On October 29, 1996, the amount of the loan was increased to $10,000. See Part I, Item 1 of the Company's Registration Statement on Form 10-SB, which was filed with the Securities and Exchange Commission on December 19, 1996. See the Exhibit Index, Item 6 of this Report.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          On October 28, 1996, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment clarifying an inadvertent inconsistency in its Articles of Incorporation which had authorized the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, with the subsequent statement that "all stock of the [Company] shall be of the same class and shall have the same rights and preferences." The Certificate of Amendment corrected this inconsistency by deleting this clause from the Company's Articles of Incorporation. A copy of the Certificate of Amendment was filed as an exhibit to the Company's Registration Statement on Form 10-SB and was incorporated therein by reference. See the Exhibit Index, Item 6 of this Report.

          In January 1997, which is subsequent to the period covered by this Report, the Company received a contribution of capital from a stockholder. The contribution was in the form of marketable securities which the Company was able to sell for net proceeds of $28,155.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.*

               Financial Data Schedule.

               Registration Statement on Form 10-SB,
               filed December 19, 1996.**

          (b)  Reports on Form 8-K.

               None.

          * Summaries of all exhibits contained in this Report are modified in their entirety by reference to these Exhibits.

          **   This document and related exhibits has
               previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ICON SYSTEMS, INC.



Date: 3/03/97                         By  /s/ Michelle Wheeler
     --------------                     -------------------------------------
                                        Michelle Wheeler
                                        Director and President


Date: 3/3/97                          By  /s/ Steven D. Moulton
     --------------                     -------------------------------------
                                        Steven D. Moulton
                                        Director and Secretary/Treasurer