Form 10QSB
period 1997-03-31
ICON SYSTEMS INC
filed 1997-05-05
CIK 1029263

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

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

                               May 2, 1997

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

                            ICON SYSTEMS, INC.
               (Formerly Tompkins Environmental Corporation)
                       (A Development Stage Company)
                              Balance Sheets

                                  ASSETS

                         March 31,                June 30,
                         1997                     1996
                         (Unaudited)
CURRENT ASSETS

  Cash                   $    33,719         $    -

     Total Current Assets     33,719              -

     TOTAL ASSETS        $    33,719         $    -



              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable       $    3,566          $    -

  Accrued interest              451               -

  Note payable -
    related party (Note 2)   10,000               -

  Total Current Liabilities  14,017               -

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 10,000,000
  preferred shares at $0.001
  par value authorized; -0-
  outstanding                   -                 -
  Common stock authorized:
  100,000,000 common shares
  at $0.001 par value; at
  March 31, 1997 and June 30,
  1996; 5,027,563 and 27,563
  shares issued and
  outstanding, respectively   5,027               27

  Capital in excess of par
   value                    384,193          344,438
  Deficit accumulated during
   the development stage   (369,518)        (344,465)

  Total Stockholders'
   Equity (Deficit)          19,702               -

     TOTAL LIABILITIES, AND
       STOCKHOLDERS EQUITY
       (DEFICIT)          $  33,719        $      -

                           ICON SYSTEMS, INC.
                  (Formerly Tompkins Environmental Corporation)
                          (A Development Stage Company)
                             Statements of Operations
                                   (Unaudited)

                                 For the          For the      From Inception
                               Nine Months      Three Months    on August 26,
                                 Ended             Ended        1987 Through
                                March 31,         March 31,       March 31,
                          1997       1996      1997       1996       1997

REVENUES                  $  -       $ -       $  -       $ -        $  -

EXPENSES

 General and
  administrative          (24,712)     -       (2,871)      -        (24,712)

OTHER INCOME (EXPENSES)

  Interest income             110      -          110       -            110
  Interest expense           (451)     -         (250)      -           (451)

    Total Other Income
     (Expenses)              (341)     -         (140)      -           (341)

Loss From Continuing
 Operations               (25,053)     -       (3,011)      -        (25,053)

Loss From Discontinued
 Operations                   -    (12,000)       -         -       (344,465)

NET LOSS                $ (25,053)$(12,000)   $(3,011)   $  -      $(369,518)


LOSS PER SHARE          $   (0.01)$  (0.53)   $ (0.00)   $(0.00)

WEIGHTED AVERAGE
 NUMBER OF SHARES       3,777,563   25,211  5,027,563    25,211

                              ICON SYSTEMS, INC.
                (Formerly Tompkins Environmental Corporation)
                        (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)

                                                              Deficit
                                                           Accumulated
                                                 Capital in   During the
                             Common Stock        Excess of   Development
                           Shares      Amount    Par Value      Stage
Balance at inception on
 August 26, 1987              -       $   -       $  -       $  -

Issuance of 12 shares of
common stock to an officer
for cash valued at
approximately $83.33 per
share                         12          -        1,000        -

Net loss from inception on
 August 26, 1987 through
 June 30, 1988                -           -          -         (914)

Balance, June 30, 1988        12          -        1,000       (914)

Net loss for the year ended
 June 30, 1989                -           -          -       (2,299)

Balance, June 30, 1989        12          -        1,000     (3,213)

Issuance of 65 shares of
 common stock for cash,
 valued at approximately
 $48.46 per share             65          -        3,150        -

Issuance of 125 shares of
 common stock to shareholder
 for office equipment and
 stock of Alco Investment
 Corporation and cash
 of $750                     125          -        7,840        -

Net loss for the year ended
 June 30, 1990                -           -          -       (3,245)

Balance, June 30, 1990       202      $   -     $ 11,990   $ (6,458)

Contribution of non-marketable
 securities by officer        -           -          750        -

Contribution and cancellation
 of shares by officer       (106)         -          -          -

Issuance of 6 shares for
 cash valued at
 approximately $333.33
 per share                     6          -        2,000        -

Issuance of 246 shares of
 common stock to shareholder
 and 500 shares of common
 stock to QBC Holding Corp.
 for $600 in cash            747            1        599        -

Expenses paid on behalf of
 the Company by shareholder   -           -        1,636        -

Net loss for the year ended
 June 30, 1991                -           -          -      (10,518)

Balance, June 30, 1991       849            1     16,975    (16,976)

Shares contributed to the
 Company and cancelled by
 the shareholders           (788)          (1)         1        -

Purchase of subsidiary for
 the  issuance of 12,569
 shares of common stock
 valued at approximately
 $25.10 per share         12,569           10    315,479        -

Net loss for the year
 ended June 30, 1992          -           -          -     (276,103)

Balance, June 30, 1992    12,630      $    10  $ 332,455  $(293,079)

Net loss for the year
 ended June 30, 1993          -           -          -      (39,386)

Balance, June 30, 1993    12,630           10    332,455   (332,465)

Net loss for the year
 ended June 30, 1994          -           -          -          -

Balance, June 30, 1994    12,630           10    332,455   (332,465)

Net loss for the year
 ended June 30, 1995          -           -          -          -

Balance, June 30, 1995    12,630           10    332,455   (332,465)

Issuance of 14,933 shares
 of common stock for
 services rendered
 valued at approximately
 $0.80 per share          14,933           17     11,983        -

Net loss for the year
 ended June 30, 1996          -           -          -      (12,000)

Balance, June 30, 1996    27,563     $     27  $ 344,438  $(344,465)

Issuance of 3,000,000
 shares of common stock
 for cash valued
 at approximately $0.0033
 per share             3,000,000        3,000      7,000        -

Contribution of
 capital by a
 shareholder                  -           -       28,155        -

Issuance of 2,000,000
 shares of common
 stock for services
 rendered valued at
 $0.0033 per share     2,000,000        2,000      4,600        -

Net loss for the nine
 months ended March
 31, 1997 (unaudited)         -           -          -      (25,053)

Balance, March 31,
 1997                  5,027,563     $  5,027  $ 384,193  $ (369,518)

                                ICON SYSTEMS, INC.
                  (Formerly Tompkins Environmental Corporation)
                          (A Development Stage Company)
                             Statements of Cash Flows
                                 For the          For the      From Inception
                               Nine Months      Three Months    on August 26,
                                 Ended             Ended        1987 Through
                                March 31,         March 31,       March 31,
                          1997       1996      1997       1996       1997
CASH FLOWS FROM
 OPERATING ACTIVITIES:

  Net loss             $(25,053)  $(12,000)  $ (3,011)  $    -    $(369,518)
  Depreciation              -          -          -          -       59,907
  Stock issued for
   services               6,600     12,000        -          -       18,600
  Loss on disposition of
   assets                   -          -          -          -        9,352
  (Increase) decrease in
   prepaid expenses and
   other assets             -          -          -          -          -
  Increase (decrease) in
   accounts payable       3,566        -       (1,278)       -        3,566
  Increase (decrease) in
   accrued interest         451        -          250        -          451

    Net Cash Used by
     Operating
     Activities         (14,436)       -       (4,039)       -     (277,642)

CASH FLOWS FROM
 INVESTING ACTIVITIES:

  Purchase of equipment     -          -          -          -      (13,368)
  Sale of equipment         -          -          -          -        7,090

     Net Cash Used by
      Investing Activities  -          -          -          -       (6,278)

CASH FLOWS FROM
 FINANCING ACTIVITIES:

  Contribution of capital
   by a shareholder      28,155        -       28,155        -       28,155
  Proceeds from notes
   payable               10,000        -          -          -      160,000
  Payment on notes
   payable                  -          -          -          -      (43,764)
  Payment of loan from
   officer                  -          -          -          -      (61,884)
  Issuance of common
   stock                 10,000        -          -          -      158,382

  Proceeds of loan from
   officer                  -          -          -          -       76,750

     Net Cash Provided by
      Financing
      Activities      $  48,155    $   -     $ 28,155     $  -     $317,639

NET INCREASE (DECREASE)
 IN CASH              $  33,719    $   -     $ 24,116     $  -     $ 33,719

CASH AT BEGINNING OF
 PERIOD                     -          -        9,603        -          -

CASH AT END OF PERIOD $  33,719    $   -     $ 33,719     $  -     $ 33,719

CASH PAYMENTS FOR:

  Income taxes        $  -         $ -       $  -         $ -      $  -
  Interest            $  -         $ -       $  -         $ -      $  -

NON CASH FINANCING ACTIVITIES:

  Stock issued for
   services           $6,600       $ 12,000  $  -         $ -      $ 18,600
  Stock issued for
   equipment          $  -         $ -       $  -         $ -      $  7,214
  Stock issued for
   subsidiary         $  -         $ -       $  -         $ -      $315,489

                              ICON SYSTEMS, INC.
                (Formerly Tompkins Environmental Corporation)
                        (A Development Stage Company)
                      Notes to the Financial Statements
                       March 31, 1997 and June 30, 1996


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a. Organization

        The financial statements presented are those of Icon Systems, Inc. (formerly Tompkins Environmental Corporation). The Company was incorporated as Loki Holding Corporation under the laws of the State of Utah on August 26, 1987 and on August 4, 1988 changed its name to Quazon Investment Corporation. On April 15, 1988, the Company became a wholly-owned subsidiary of Loki Holding Corporation (formerly Dynamic Video, Inc.). On May 25, 1990, the Company was "spun off" in a partial liquidating dividend. In June of 1990, the Company acquired Alco Investment Corporation. On January 7, 1991, the Company sold Alco Investment Corporation to a company owned by a major shareholder. On September 24, 1996, the Company changed its name to Icon Systems, Inc. and changed its State of incorporation to Nevada.

        On August 15, 1991, the Company acquired all of the shares of Tompkins Environmental Corporation (Tompkins) in exchange for 10,000,000 pre-split shares of the Company's authorized but previously unissued common stock (See
Note 2). The Company's name was changed to Tompkins Environmental Corporation. The Company was engaged in disaster cleanup operations. On October 25, 1995, Tompkins was involuntarily dissolved and abandoned. All operations associated with Tompkins have been accounted for as discontinued operations.

        Currently, the Company is seeking new business opportunities believed to hold a potential profit or to merge with an existing company.

        b. Accounting Method

        The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a June 30 year end.

        c. Loss Per Share

        The computations of loss per share of common stock are based on the weighted average number of shares issued and outstanding at the date of the financial statements.

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

        f. Provision for Taxes

        At March 31, 1997, the Company had a net operating loss carryforward of approximately $369,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

        g. Unaudited Financial Statements

        The accompanying unaudited financial statements include all of the adjustments which in the opinion of management are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

NOTE 2 -               RELATED PARTY TRANSACTIONS

        In October, 1996, a shareholder loaned the Company $10,000 to cover operating expenses. The note payable is due on demand and accrues interest at 10% annually. The amount due to the shareholder at March 31, 1997 was $10,000 with accrued interest of $201.

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

        In January 1997, the Company received a contribution of capital from a shareholder. The contribution was in the form of marketable securities which the Company was able to sell for net proceeds of $28,155.

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

NOTE 4 -               REVERSE STOCK SPLIT

        On September 14, 1996, the shareholders of the Company approved a 1-for-1,000 reverse stock split while retaining the authorized shares at 100,000,000 and retaining the par value at $0.001. This change has been applied to the financial statements on a retroactive basis back to inception. The Company provided that no shareholder would be reduced below 50 shares, accordingly, 5,413 post-split fractional shares were issued. These shares have been allocated pro-rata to previous stock issuances.

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

        In June of 1990 the Company issued 125 shares of common stock to an officer for equipment recorded at its depreciated cost of $7,090 and cash of $750. On September 28, 1990 the officer contributed back to the Company 106 shares.

        In September of 1990 the Company issued 6 shares of restricted common stock to a shareholder for $2,000 in cash.

        In January of 1991 the Company issued 747 shares of restricted common stock to a shareholder for $600 in cash, and 500 shares of restricted common stock to QBC Holding Corp. recorded at predecessor cost of $-0-.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since its inception or during the quarterly period ended March 31, 1997. During this period, the Company received revenues totaling $0. During the same period, total expenses were $3,011 and net loss totaled $3,011.

         The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. Management expects that the Company's cash on hand of $33,719 at March 31, 1997, will be sufficient to meet these requirements. If additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.
----------------------

          During the quarterly period ended March 31, 1997, the Company had no business operations. During this period, the Company received total revenues of $0 and had a net loss of $3,011.

Liquidity.
----------

          At March 31, 1997, the Company had total current assets of $33,719, with total current liabilities of $14,017.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------


          In January 1997, the Company received a contribution of capital from a stockholder. The contribution was in the form of marketable securities which the Company was able to sell for net proceeds of $28,155.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Financial Data Schedule.

               None.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ICON SYSTEMS, INC.



Date: 4-29-97                         By /s/ Michelle Wheeler
     --------------                     -------------------------------------
                                        Michelle Wheeler
                                        Director and President


Date: 4-29-97                         By /s/ Steven D. Moulton
     --------------                     -------------------------------------
                                        Steven D. Moulton
                                        Director and Secretary/Treasurer