Form 10KSB
period 1997-06-30
ICON SYSTEMS INC
filed 1997-08-27
CIK 1029263

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                   Commission File No. 0-21899


                        ICON SYSTEMS, INC.
                        ------------------
          (Name of Small Business Issuer in its Charter)

         NEVADA                                        87-0565018
         ------                                        ----------
(State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
 incorporation or organization)

                  4848 South Highland Drive, #353
                    Salt Lake City, Utah  84117
                    ---------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 278-2805


                               N/A
                               ---
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   $0.001 par
value common stock

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:  June 30, 1997 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     August 13, 1997 - $2,317.69. There are approximately 2,317,689 shares of common voting stock of the Company held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.001 par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          August 13, 1997

                            16,582,689


               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          For a discussion of the business development of Icon Systems, Inc., a Nevada corporation (the "Company"), from inception to the end of the calendar year ended June 30, 1996, see its Registration Statement on Form 10-SB-A1, which was filed with the Securities and Exchange Commission on March 26, 1997, and which is incorporated herein by this reference. See Item 13 of this Report.

          At an annual meeting held on September 14, 1996, the holders of a majority of the issued and outstanding common stock of the Company, which was then known as "Tompkins Environmental Corporation," voted to (i) elect Michelle Wheeler, Jeff Taylor and Steven D. Moulton directors until the next annual meeting of stockholders or until their successors are elected and qualified; (ii) effect a reverse split of the Company's one mill ($0.001) par value common stock on the basis of one share for 1,000, while retaining the authorized capital at 100,000,000 at the par value at one mill ($0.001) per share, with appropriate adjustments to the additional paid in capital and stated capital accounts of the Company, and with no stockholder's holdings to be reduced below 50 shares as a result of the reverse split; (iii) change the name of the Company to "Icon Systems, Inc.;" (iv) issue 3,000,000 post-split "unregistered" and "restricted" shares of common stock to QBC Holding Corporation, doing business as Wasatch Consulting Group("Wasatch") for services rendered and for the payment of $10,000 to the Company; and (v) change the domicile of the Company from the State of Utah to the State of Nevada. Steven D. Moulton, who is a director and the Secretary/Treasurer of the Company, is the President, a director and a 9% stockholder of Wasatch. A copy of the Articles of Amendment effecting the reverse split and the name change was attached as an exhibit to the Company's Registration Statement on Form 10-SB, which was filed with the Securities and Exchange Commission on December 19, 1996, and which is incorporated herein by this reference. See
Item 13 of this Report. Unless otherwise indicated, all subsequent computations in this Report reflect the above-referenced reverse split of the Company's common stock.

          The annual meeting of the Board of Directors of the Company was held immediately after the annual meeting of the stockholders. At the meeting of directors, a majority of the Board of Directors voted: (i) to elect the following persons to serve as executive officers of the Company until the next annual meeting of the directors or until their successors are elected and qualified or until their earlier resignation or termination: Michelle Wheeler (President); Jeff Taylor (Vice President); and Steven D. Moulton (Secretary/Treasurer); (ii) to approve the above-referenced issuance of 3,000,000 post-split "unregistered" and "restricted" shares to Wasatch; (iii) to form a wholly-owned subsidiary in the State of Nevada to effectuate the above-referenced change of domicile; and (iv) to appoint the executive officers of the Company to serve in the same capacities for the wholly-owned subsidiary.

          On September 24, 1996, the Company filed in the State of Nevada Articles of Merger whereby the Company was merged into Icon Systems, Inc., a Nevada corporation that was formed with authority to issue 100,000,000 shares of $0.001 par value common voting stock and 10,000,000 shares of $0.001 par value preferred stock, solely for the purpose of changing the Company's domicile ("Icon Nevada"); this act was undertaken pursuant to a joint consent of the Boards of Directors of the Company and Icon Nevada, dated September 18, 1996. Each outstanding share of the Company's common stock was exchanged for one share of common stock of Icon Nevada. The Articles of Merger were filed
with the State of Utah on September 30, 1996.   Copies of the Articles of
Incorporation and the Bylaws of Icon Nevada and the Joint Consent of Directors of the Company and Icon Nevada, by which the companies adopted a Plan of Merger, were attached to the Company's previously-filed Registration Statement on Form 10-SB and are incorporated herein by this reference. See Item 13 of this Report. For the purposes of this Report, the "Company" shall be deemed to be Icon Nevada for all events occurring after September 24, 1996.

          The Board of Directors of the Company unanimously resolved on October 10, 1996, to issue 500,000 "unregistered" and "restricted" post-split shares of common stock to each of the following persons for services rendered:
Diane Reed; Michelle Wheeler; Jeff Taylor; and Steven D. Moulton. The Board of Directors further resolved that the Company borrow $5,000 from Wasatch in exchange for a promissory note, payable on demand, and bearing interest at the rate of 10% per annum. On October 29, 1996, the amount of the loan was increased to $10,000. The purpose of this loan transaction was to provide the Company with sufficient capital to cover its operating expenses, including legal fees and accounting fees associated with the preparation of the Company's Registration Statement on Form 10-SB, as amended, and accompanying financial statements and the Company's periodic reports under the Securities Exchange Act of 1934, as amended (the "1934 Act"). See the caption "Plan of Operation," Part I, Item 2 of the Company's Registration Statement on Form 10-SB -A1, which was filed with the Securities and Exchange Commission on March
26, 1997, and which is incorporated herein by this reference. See Item 13 of this Report.

          On October 28, 1996, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment clarifying an inadvertent inconsistency in its Articles of Incorporation which had authorized the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, with the subsequent statement that "all stock of the [Company] shall be of the same class and shall have the same rights and preferences." The Certificate of Amendment corrected this inconsistency by deleting this clause from the Company's Articles of Incorporation. A copy of the Certificate of Amendment was attached to the Company's previously-filed Registration Statement on Form 10-SB and is incorporated herein by this reference. See Item 13 of this Report.

          In January 1997, the Company received a contribution of capital from a stockholder. The contribution was in the form of marketable securities which the Company was able to sell for net proceeds of $28,155.

          On July 14, 1997, which is subsequent to the period covered by this Report, the Board of Directors of the Company unanimously voted to effect a forward split of the Company's issued and outstanding common stock in the ratio of three shares for every share outstanding as of the date of the filing with the Nevada Secretary of State of a Certificate reflecting the forward split. The resolution further provided that the Company's authorized capital shall remain 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, with the par value of each class of stock to remain at one mill ($0.001) per share, with appropriate adjustments in the additional paid in capital and stated capital accounts of the Company. The Certificate reflecting the forward split was filed with the Nevada Secretary of State on July 16, 1997, and a copy is attached as an exhibit to this Report. See Item 13 of this Report. Unless otherwise indicated, all subsequent computations herein reflect the above-referenced forward split.

Business.
---------

          The Company has never engaged in any substantive business operations. To the extent that it intends to continue to seek the acquisition of assets, property or business that may benefit itself and its stockholders, the Company is essentially a "blank check" company. Because the Company has virtually no assets, conducts no business and has no employees, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition; such an issuance would almost certainly result in a change in control of the Company. This may also result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, the Company's Articles of Incorporation or Bylaws, or contract. Even if stockholder approval is sought, Wasatch beneficially owns approximately 60% of the outstanding shares of common stock of the Company, and could approve any acquisition, reorganization or merger it deemed acceptable. The Company makes no assurance that any future enterprise will be profitable or successful.

          The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that because of its total lack of resources, the number of suitable potential business ventures which may be available to it will be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution public investors will suffer to the benefit of the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

          Although the Company has not communicated with any other entity with respect to any potential merger or acquisition transaction, management has determined to file the above-referenced Registration Statement on Form 10-SB, as amended, on a voluntary basis. In order to have stock quotations for its common stock on the National Association of Securities Dealers' Automated Quotation System ("Nasdaq"), an issuer must have such securities registered under the 1934 Act. Upon the effective date of the Company's Registration Statement on Form 10-SB, as amended, which took place on or about February 17, 1997, the Company's common stock became registered for purposes of the 1934 Act. Management believes that this will make the Company more desirable for entities that may be interested in engaging in a merger or acquisition transaction.

          Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly analyze without referring to any objective criteria.

          Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

          Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, since the Company has extremely limited current assets and cash reserves, these activities may be limited, and if undertaken, the cost and expense thereof will be advanced by management, and may further dilute the interest of the stockholders of the Company.

          The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

          Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

          Although it currently has no plans to do so, depending on the nature and extent of services rendered, the Company may compensate members of management in the future for services that they may perform for the Company. Because the Company currently has extremely limited resources, and is unlikely to have any significant resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's stock to these persons; this would have the effect of further diluting the holdings of the Company's other stockholders. However, due to the minimal amount of time devoted to management by any person other than Mr. Moulton, there are no preliminary agreements or understandings with respect to management compensation (with the exception of Mr. Moulton's salary of $500 per month). See the caption "Executive Compensation" of this Report.

          Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. It is not anticipated that any such opportunity will be afforded to other stockholders. Such fees may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Involvement in Other "Blank Check" Companies.
---------------------------------------------

          From 1984 to 1990, Steven D. Moulton, a director and the Secretary/Treasurer of the Company, served as a director and executive officer of several publicly-held development stage companies including Safron, Inc. (director and Vice President); Sagitta Ventures (director and President); Jasmine Investments (director and President); Java, Inc. (Secretary/Treasurer and director); and Onyx Holdings Corporation (director and President). From 1991 to 1994, Mr. Moulton was a director and President of Omni International Corporation, which is currently known as "Beachport Entertainment Corporation." Since 1995, he has served as director and executive officer of the Company (director and Secretary/Treasurer) and Wasatch International Corporation (formerly "Java, Inc.")(director and President). Mr. Moulton resigned from his positions with Wasatch International Corporation in July, 1996. In addition, Mr. Moulton was the President and a director of the Company from its inception to July 31, 1991. Each of these companies may be deemed to have been a "blind pool" or "blank check" company at these times.

          Safron, Inc., a Utah corporation, sold 3,000,000 units of its securities at a price of $0.10 per unit, pursuant to a Registration Statement on Form S-18 that was filed with the Securities and Exchange Commission with an effective date of July 17, 1985. A total of $300,000 was raised under this offering for the purpose of acquiring or participating in a then-unidentified business opportunity. Mr. Moulton resigned his position with Safron, Inc. in November, 1987.

           Sagitta Ventures, Inc., a Utah corporation, filed a Registration Statement on Form S-18, effective date April 30, 1987, with the Securities and Exchange Commission. This Registration Statement provided for the sale of 12,000,000 units at a price of $0.02 per unit. The offering was closed on July 8, 1987, after 7,479,500 units were sold for an aggregate price of $149,590. Sagitta acquired all of the issued and outstanding common stock of Onyx Holding Corporation, with the proceeds from its offering, and subsequently distributed the Onyx shares as a partial liquidating dividend to its stockholders. Mr. Moulton was the President and a director of Onyx from July 10, 1987 through May 1, 1989.

          On August 19, 1987, Jasmine Investments completed the sale of 2,338,390 units to the public pursuant to a Registration Statement on Form S-18, at a price of $0.10 per share. A total of $233,839 was raised under this offering. After Mr. Moulton's resignation, Jasmine consummated a merger transaction and became known as "Audioventures Corporation."

          Java, Inc. sold 1,320,350 shares of its common stock at $0.10 per share pursuant to a Registration Statement on Form S-18, which became effective on April 22, 1986. On November 7, 1986, the stockholders of Java approved the acquisition of Quazon Communications, Inc., an Illinois corporation, which was engaged in the business of manufacturing and marketing computer terminals. Mr. Moulton resigned his position as Secretary/Treasurer on November 7, 1986, and resigned from the Board of Directors in August, 1987.

          Mr. Moulton resigned his positions with Omni International Corporation before its securities offering and had no involvement therein.

          Other than the Company, neither Michelle Wheeler nor Jeff Taylor has been involved as a director, executive officer or five percent stockholder of any "blank check" company in the last ten years.

Principal Products or Services and their Markets.
-------------------------------------------------

                    The extremely limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activity to be conducted by the Company is to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Competition.
------------

          There are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in these endeavors; however, the Company, having virtually no assets or cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have operating histories when compared with the complete lack of any substantive operations by the Company.

Sources and Availability of Raw Materials.
------------------------------------------

          None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

          None; not applicable.

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

          On the effectiveness of the Company's Registration Statement on Form 10-SB, which occurred on or about February 17, 1997, the Company became subject to Regulation 14A regarding proxy solicitations promulgated by the Securities and Exchange Commission under the 1934 Act. Section 14(a) of the 1934 Act requires all companies with securities registered pursuant to
Section 12(g) thereof to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent shall require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

          Management intends to conduct a full evaluation of the worthiness of any business proposal presented to it; nonetheless, it believes this process may provide additional time within which to evaluate any business proposal presented to it, and may eliminate proposals from entities not willing to undergo the public and agency scrutiny involved in providing and filing information required under Regulation 14. Management recognizes that this filing process may deter other potential business venturers by reason of their inability to predict the timeliness of their potential acquisition, reorganization or merger due to the uncertainty related to the time involved in reviewing Regulation 14A filings by the Securities and Exchange Commission; however, acquisitions or reorganizations not requiring stockholder approval may be completed by management, in its sole discretion, with the submission by management of an Information Statement pursuant to Regulation 14C outlining any remedial proposals attendant to any such acquisition or reorganization, including changing the name of the Company or increasing or decreasing the number of authorized or outstanding shares of the Company's common stock.

          Costs associated with filings required by the Company under Section 12(g) of the 1934 Act and Regulation 14A of the Securities and Exchange Commission will have to be advanced by management, the Company's principal stockholders or any potential business venturer, and may further dilute the interest of the public stockholders. In the case of a merger requiring prior stockholder approval and the submission of financial statements of the Company and other party or parties to the merger, legal and accounting costs will be significantly higher, even though the adoption, ratification and the approval of any such merger will be virtually assured if recommended by Wasatch, the principal stockholder of the Company.

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

          Since the Company was initially incorporated, federal and state securities laws, rules and regulations have made the participation in or the conducting of an IPO substantially easier for certain small and developmental stage companies, reducing the time constraints previously involved, the legal and accounting costs and the financial periods required to be included in the financial statements. Rule 504 of Regulation D of the Securities and Exchange Commission no longer requires the filing of a Registration Statement with any state or territory as a condition to its use; however, this Rule is no longer available to "blank check" companies. Accordingly, because the Company is presently deemed to be a "blank check" company, this method of raising funds is foreclosed to it. Rule 504 is also not available to "reporting issuers," which the Company became on the effectiveness of its Registration Statement on Form 10-SB, as amended.

          The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer;
is not an investment company; and if a majority owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

          A number of state securities commissions have adopted the use of Form U-7 for SCOR, which also substantially simplifies the registration process for IPO's; Form U-7 is primarily used in connection with offerings conducted pursuant to Rule 504 of the Securities and Exchange Commission, but is not limited to this use. To the extent that Rule 504 and the use of SCOR are unavailable to the Company due to its status as a "blank check" company, the use of Form U-7 will also be unavailable in this regard.

          The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc., ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability for the small business issuer to these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

          None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Research and Development Expenses.
----------------------------------

         None; not applicable.

Number of Employees.
--------------------

          None.

Item 2.  Description of Property.
         ------------------------

          Other than cash in the amount of approximately $14,264, the Company has no appreciable assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its Secretary/Treasurer, Steven D. Moulton, and are provided at no cost. Because the Company has no business, its activities have been limited to keeping itself in good standing in the State of Utah and, recently, in the State of Nevada, and with preparing the Company's Registration Statements on Form 10-SB and 10-SB-A1, the accompanying financial statements and the Company's periodic reports under the 1934 Act, including this Report. These activities have consumed an insignificant amount of management's time; therefore, the costs to Mr. Moulton of providing the use of his office and telephone have been minimal. Accordingly, there is no written lease between the Company and Mr. Moulton and there are no preliminary agreements or understandings with respect to the use of the office facility, either now or in the future.

Item 3.  Legal Proceedings.
         ------------------

          The Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Report. For a discussion of the annual meeting of stockholders held September 14, 1996, see the caption "Business Development" of Part I, Item 1 of this Report.


                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

          There has never been any established "public market" for shares of common stock of the Company. The Company intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by the stockholders named under the caption "Recent Sales of Unregistered Securities," below, may have a substantial adverse impact on any such public market.

          There are no outstanding options, warrants or calls to purchase any of the authorized securities of the Company.

          The sales of an aggregate of 13,521,000 "unregistered" and "restricted" post-split shares of common stock to the persons named under the caption "Recent Sales of Unregistered Securities," below, were the only sales of any securities of the Company during the past three years. Future sales of any of these securities or any securities of the Company issued in any acquisition, reorganization or merger may have a future adverse effect on any "public market" that may develop in the common stock of the Company. See the caption "Recent Sales of Unregistered Securities" of this Report.

Holders.
--------

          The number of record holders of the Company's securities as of the date of this Report is approximately 156.

Dividends.
----------

          The Company has not declared any cash dividends with respect to its common stock or its preferred stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and if and until the Company completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

Recent Sales of Unregistered Securities.
----------------------------------------

          On October 24, 1995, the Company's Board of Directors unanimously voted to issue 5,000,000 "unregistered" and "restricted" pre-reverse split shares of common stock each to Wasatch and B.W. Blackstone, Ltd ("Blackstone") in consideration of services rendered. Steven D. Moulton, who is a director and the Secretary/Treasurer of the Company, is the President, a director and a 9% stockholder of Wasatch. B. W. Blackstone, Ltd. was a sole proprietorship owned by Barrett Hicken, an individual who is unaffiliated with any of the current or former directors or executive officers of the Company. On the same date, the Board of Directors unanimously resolved to issue 2,000,000 such shares to Kevin Boyer, the Company's former President, also in consideration of services rendered.

          The stockholders and the Board of Directors authorized the issuance of 3,000,000 post-reverse split (pre-forward split) "unregistered" and "restricted" shares of common stock to Wasatch in consideration of services rendered and the payment of $10,000 on September 14, 1996.

          On October 10, 1996, the Board of Directors voted to issue 500,000 post-reverse split (pre-reverse split) "unregistered" and "restricted" shares each to Diane Reed and its current directors and executive officers, Michelle Wheeler, Jeff Taylor and Steven D. Moulton, in consideration of services rendered.

          Taking into account the three-for-one forward split of the Company's common stock in July, 1997, the total number of "unregistered" and "restricted" securities identified under this caption and currently outstanding totals 13,521,000 shares. These shares are fully-paid and have been issued to each of these entities.

          With the exception of Wasatch and Blackstone, each of these entities is a current or former director and executive officer of the Company and had access to all material information regarding the Company prior to the offer or sale of these securities. In addition, Steven D. Moulton, who is the Secretary/Treasurer and a director of the Company, is the President, a director and a 9% stockholder of Wasatch. The offers and sales of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) thereof, and from similar states' securities laws, rules and regulations requiring the offer and sale of securities by available state exemptions from such registration.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          The Company has not engaged in any material operations or had any revenues from operations during the last two fiscal years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has virtually no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such acquisition.

          Upon the effectiveness of its Registration Statement on Form 10-SB, as amended, on or about February 17, 1997, the Company became subject to the periodic reporting obligations of Section 13 of the 1934 Act. This Section requires the Company to file (i) an annual report on Form 10-KSB with the Securities and Exchange Commission within 90 days of the close of each fiscal year (Reg. Sections 240.13a-1 and 249.310b); (ii) a quarterly report on Form 10-QSB within 45 days of the end of each of the first three quarters of its fiscal year (Reg. Sections 240.13a-13 and 249.308b); and (iii) a current report on Form 8-K within 15 days of the occurrence of certain material events (e.g., changes in accountants, acquisitions or dispositions of a substantial amount of assets not in the ordinary course of business) (Reg. Sections 240.13a-11 and 249.308). In addition, annual reports on Form 10-KSB must be accompanied by audited financial statements as of the end of the issuer's most recent fiscal year. These reporting requirements may deter potential reorganization candidates that are not willing to undergo the public and agency scrutiny resulting therefrom.

          During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing and making the requisite filings with the Securities and Exchange Commission and the payment of expenses associated with reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. Management does not intend to raise any required funds through any private placement of "unregistered" and "restricted" securities or any public offering of its common stock. Nor does the Company intend to undertake any offering of its securities under Regulation S of the Securities and Exchange Commission. As of the date of this Report, the Company has not begun seeking any acquisition and there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities by the Company prior to the location of any acquisition or merger candidate.

          Because the Company is not currently making any offering of its securities, and does not anticipate making any such offering in the foreseeable future, management does not believe that Rule 419 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, concerning offerings by blank check companies, will have any effect on the Company or any activities in which it may engage in the foreseeable future.

Results of Operations.
----------------------

          Revenues for the fiscal years ended June 30, 1997 and 1996, were $0 and $0, respectively.

          The Company had a net loss of $41,819 (a loss of $0.00 per share) during the fiscal year ended June 30, 1997, and a net loss of $12,000 (a loss of $0.00 per share), stemming from discontinued operations, for the year ended June 30, 1996.

Liquidity.
----------

          During the fiscal year ended June 30, 1997, the Company incurred expenses of $41,119, while receiving $0 in revenues; the Company received $0 in revenues, with total expenses of $0 during the fiscal year ended June 30, 1996.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          June 30, 1997, and 1996

          Independent Auditors' Report

          Balance Sheet - June 30, 1997

          Statements of Operations for the Years Ended
          June 30,1997, and 1996, and from Inception on August 26, 1987, through June 30, 1997

          Statements of Stockholders' Equity August 26,
          1987, through June 30, 1997

          Statements of Cash Flows for the Years Ended
          June 30,1997, and 1996, and from Inception on August 26, 1987, through June 30, 1997

          Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          None; not applicable.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

          The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders (held in May of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                       Date of       Date of
                  Positions          Election or   Termination
Name                Held             Designation   or Resignation
----                ----             -----------   --------------

Michelle Wheeler     President          9/96          *
                     Director           9/96          *

Jeff Taylor          Vice President     9/96          *
                     Director           9/96          *

Steven D. Moulton    Secretary/        10/95          *
                     Treasurer         10/95          *
                     Director          10/95          *


          * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

          Michelle Wheeler, Director and President. Ms. Wheeler, age 31, is a 1991 graduate of the University of Utah, where she received a B.S. degree in Communications. From July, 1991 through January, 1994, she was a reservation agent for Delta Airlines in Salt Lake City, Utah. Since then, she has been a homemaker. Ms. Wheeler has NASD series 6 and 63 licenses.

          Jeff Taylor, Director and Vice President. Mr. Taylor is 32 years of age. He graduated from Hiram Johnson High School in Sacramento, California, in 1983. From 1988 to 1991, he was employed as an auto painter at Fabrication Specialties in Sacramento. In 1991, Mr. Taylor moved his family to Utah. Mr. Taylor has an A.S. degree from Utah Valley State College and is currently enrolled in the College of Nursing at the University of Utah. He plans to pursue a masters degree in Nurse Anesthesia.

          Steven D. Moulton, Director and Secretary/Treasurer. Mr. Moulton is 35 years of age. He graduated from Olympus High School in Salt Lake City, Utah in 1980. From 1984 to 1990, he served as a director and executive officer of several publicly-held development stage companies including Safron, Inc. (director and Vice President); Sagitta Ventures (director and President); Jasmine Investments (director and President); Java, Inc. (Secretary/Treasurer and director); and Onyx Holdings Corporation (director and President). From 1991 to 1994, Mr. Moulton was a director and President of Omni International Corporation, which is currently known as "Beachport Entertainment Corporation." Since 1995, he has served as director and executive officer of the Company (director and Secretary/Treasurer) and Wasatch International Corporation (director and President). Mr. Moulton resigned from his positions with Wasatch International Corporation in July, 1996. With the exception of Sagitta Ventures, Omni International Corporation and Wasatch International Corporation, none of these companies was subject to the reporting requirements of the Securities and Exchange Commission. Mr. Moulton owned and operated a Chem-Dry carpet cleaning franchise from 1991 to 1995. In addition, Mr. Moulton was the President and a director of the Company from its inception until his resignation on July 31, 1991.

Significant Employees.
----------------------

          The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business. It is expected that current members of management and the Board of Directors will be the only persons whose activities will be material to the Company's operations. Members of management are the only persons who may be deemed to be promoters of the Company.

Family Relationships.
---------------------

          There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          On or about February 21, 1997, each of the Company's current directors and executive officers filed with the Securities and Exchange Commission an Initial Statement of Beneficial Ownership of Securities on Form 3.

          On or about August 5, 1997, Access Properties Group, LLC ("Access"), a Utah limited liability company that may be deemed to be an affiliate of the Company's Secretary/Treasurer, Steven D. Moulton, acquired 750,000 "unregistered" and "restricted" shares of the Company's common stock in a private transaction from Diane Reed. Mr. Moulton and his wife collectively own a 60% interest in Access and both are managing directors of that entity.
A Form 4 Statement of Changes in Beneficial Ownership of Securities, which discloses this acquisition, is filed with the Securities and Exchange Commission concurrently with this Report. Mr. Moulton believes that the Form 4 is being filed in a timely fashion.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                                SUMMARY COMPENSATION TABLE


                                                        Long Term Compensation

                              Annual Compensation       Awards      Payouts
-------------------------------------------------------------------------------------------------
(a)               (b)       (c)        (d)     (e)      (f)        (g)    (h)       (i)
Name and        Year or                        Other                                All
Principal       Period       $          $      Annual Restricted  Option  LTIP      Other
Position        Ended       Salary     Bonus   Compen Stock       SAR's   Payouts   Compensation
                                               sation Awards($)    (#)     ($)      ($)
-------------------------------------------------------------------------------------------------

Michelle Wheeler 6/30/95     0        0        0         0           0      0       0
President        6/30/96     0        0        0         0           0      0       0
Director         6/30/97     0        0        0         (1)         0      0       0

Jeff Taylor      6/30/95     0        0        0         0           0      0       0
Vice President,  6/30/96     0        0        0         0           0      0       0
Director         6/30/97     0        0        0         (1)         0      0       0

Steven D.
Moulton          6/30/95     0        0        0         0           0      0       0
Sec./Treasurer,  6/30/96     0        0        0         (3)         0      0       0
Director         6/30/97    $5,500(4) 0        0         (1),(2)     0      0       0

Kevin Boyer,     6/30/95     0        0        0         0           0      0       0
Former President 6/30/96     0        0        0         (3)         0      0       0
Former Director  6/30/97     0        0        0         0           0      0       0

Jay A. Tompkins  6/30/95     0        0        0         0           0      0       0
Former President 6/30/96     0        0        0         0           0      0       0
Former Director  6/30/97     0        0        0         0           0      0       0

Diane Reed       6/30/95     0        0        0         0           0      0       0
Former Vice Pres.6/30/96     0        0        0         0           0      0       0
Former Director  6/30/97     0        0        0         (1)         0      0       0


     (1) In October, 1996, 500,000 post-reverse split (pre-forward split) "unregistered" and "restricted" shares of the Company's common stock were issued to each of these persons in consideration of services rendered. See the caption "Business Development,"
            Part I, Item 1 of this Report.

     (2) In September, 1996, the Company issued 3,000,000 post-reverse split (pre-forward split) "unregistered" and "restricted" shares of common stock to QBC Holding Corporation, doing business as Wasatch Consulting Group ("Wasatch"), a corporation of which Mr. Moulton is the President, a director and a 9% stockholder, in consideration of services rendered and the payment of $10,000. See the caption "Business Development," Part I, Item 1 of this Report.

     (3) In October, 1995, 5,000,000 pre-split shares of "unregistered" and "restricted" common stock were issued to Wasatch and Blackstone in consideration of services rendered.
            At the same time, 2,000,000 pre-split "unregistered" and "restricted" shares were issued to Mr. Boyer, also in consideration of services rendered. See the caption "Recent Sales of Unregistered Securities" of this Report.

     (4) Commencing in October, 1996, the Company has paid Mr. Moulton a salary of $500 per month for management services rendered to the Company. As of the date of this Report, these services include keeping the Company in good standing in the State of Nevada and assisting with the preparation of the Company's Registration Statement on Form 10-SB, as amended, and the Company's periodic reports under the 1934 Act, including this Report. There is no written agreement between the Company and Mr. Moulton in this regard.


          With the exception of the sum of $500 per month payable to Mr. Moulton commencing in October, 1996, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended June 30, 1997, or 1996. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

           There are no plans whereby the Company would issue any of its securities to management, promoters, their affiliates or associates in consideration of services rendered or otherwise.

Compensation of Directors.
--------------------------

          There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

          There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed fiscal year for any service provided as director.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------------------------

          There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

           Nor are there any agreements or understandings for any director or executive officer to resign at the request of another person; none of the Company's directors or executive officers is acting on behalf of or will act at the direction of any other person.

Bonuses and Deferred Compensation
---------------------------------

          None.

Compensation Pursuant to Plans
------------------------------

          None.

Pension Table
-------------

          None; not applicable.

Other Compensation
------------------

          None.

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

          None.


Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of August 13, 1997. Each of these persons has sole investment and sole voting power over the shares indicated.

                                Number                 Percentage
Name and Address      of Shares Beneficially Owned      of Class
----------------      ----------------------------      --------

Steven D. Moulton             2,250,000 (1)               13.6 %
4848 S. Highland Dr., #353
Salt Lake City, Utah  84117

Diane Reed                      600,000                    3.6%
2201 Hugo Avenue
Salt Lake City, Utah  84117

Jeff Taylor                   1,500,000                    9.0%
1879 Siggard Drive
Salt Lake City, Utah  84106

Wasatch Consulting Group      9,015,000                   54.4%
4848 S. Highland Dr., #353
Salt Lake City, Utah  84117

Michelle Wheeler              1,500,000                    9.0%
4817 S. Fortuna Way
Salt Lake City, Utah  84127
                                ---------                   -----
          TOTALS             14,865,000                   89.6%

     (1) This figure takes into account the 750,000 post-split shares held by Access Properties Group, LLC, of which Mr. Moulton and his wife collectively own a 60% interest and of which Mr. and Mrs. Moulton are both managing directors. In addition, due to his status as a director and the President of Wasatch, Mr. Moulton may also be deemed to control Wasatch, which owns 54.4% of the Company's issued and outstanding common stock. See the caption "Recent Sales of Unregistered Securities" of this Report.


Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of August 13, 1997. Each of these persons has sole investment and sole voting power over the shares indicated.

                                   Number              Percentage
Name and Address        of Shares Beneficially Owned    of Class
----------------        ----------------------------   ----------

Steven D. Moulton              2,250,000 (1)              13.6%
4848 S. Highland Dr., #353
Salt Lake City, Utah  84117

Jeff Taylor                    1,500,000                   9.0%
1879 Sugared Drive
Salt Lake City, Utah  84106

Michelle Wheeler               1,500,000                   9.0%
4817 S. Fortuna Way
Salt Lake City, Utah  84127
                                  -----                    -----
All directors and executive
officers as a group (3)       5,250,000                   31.6%



     (1) This figure takes into account the 750,000 post-split shares held by Access Properties Group, LLC, of which Mr. Moulton and his wife collectively own a 60% interest and of which Mr. and Mrs. Moulton are both managing directors. In addition, due to his status as a director and the President of Wasatch, Mr. Moulton may also be deemed to control Wasatch, which owns 54.4% of the Company's issued and outstanding common stock. See the caption "Recent Sales of Unregistered Securities" of this Report.

Changes in Control.
-------------------

          There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

           There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, each of the current directors and executive officers and certain of the Company's former directors and executive officers has received "unregistered" and "restricted" shares of the Company's common stock in consideration of services rendered and Wasatch, an entity that may be deemed to be an affiliate of Steven D. Moulton, has received an aggregate of 9,015,000 "unregistered" and "restricted" post-split shares in consideration of services rendered and the sum of $10,000. See the captions "Recent Sales of Unregistered Securities" and "Executive Compensation" of this Report.

Certain Business Relationships.
-------------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this Report.

Indebtedness of Management.
---------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this Report.

Parents of the Issuer.
----------------------

          The Company has no parents, except to the extent that Wasatch, the principal stockholder, may be deemed to be a parent of the Company.

Transactions with Promoters.
----------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this Report.


Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

          None during the past two years.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on Form 10-SB,        Part I
filed December 19, 1996**

Registration Statement on Form 10-SB-A1,       Part I
filed March 26, 1997**

          (ii)

Exhibit
Number               Description

------               -----------

 27       Financial Data Schedule

 99 Certificate reflecting three for one forward split of the Company's common stock


          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.



                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ICON SYSTEMS, INC.



Date:  8/22/97                      By  /s/ Michelle Wheeler
      --------------                    --------------------------------------
                                        Michelle Wheeler, Director and
                                        President

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       ICON SYSTEMS, INC.



Date: 8/22/97                       By   /s/ Michelle Wheeler
     -------------                      ------------------------------------
                                         Michelle Wheeler, Director and
                                         President



Date:  8/22/97                      By    /s/ Jeff Taylor
      -------------                       ------------------------------------
                                           Jeff Taylor, Director and Vice
                                          President


Date:  8/22/97                      By   /s/ Steven D. Moulton
      --------------                     -------------------------------------
                                         Steven D. Moulton, Director and
                                        Secretary/Treasurer

                                 ICON SYSTEMS, INC.
                           (A Development Stage Company)

                                FINANCIAL STATEMENTS

                               June 30, 1997 and 1996


                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Icon Systems, Inc.
Salt Lake City, Utah


We have audited the accompanying balance sheet of Icon Systems, Inc. (a development stage company) as of June 30, 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997 and 1996 and from inception on August 26, 1987 through June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Icon Systems, Inc. (a development stage company) as of June 30, 1997, and the results of its operations and its cash flows for the years ended June 30, 1997 and 1996 and for the period from inception on August 26, 1987 through June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in the Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
July 22, 1997



                              ICON SYSTEMS, INC.
                        (A Development Stage Company)
                                Balance Sheet



                                    ASSETS
                                                           June 30,
                                                            1997

CURRENT ASSETS

  Cash                                                   $  14,264

     Total Current Assets                                   14,264

     TOTAL ASSETS                                        $  14,264


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                       $     628

     Total Current Liabilities                                 628

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000,000 preferred shares at
   $0.001 par value authorized; -0- outstanding                -
  Common stock authorized: 100,000,000 common
   shares at $0.001 par value; 16,582,689 shares
   issued and outstanding                                   16,582
  Capital in excess of par value                           383,338
  Deficit accumulated during the development stage        (386,284)

     Total Stockholders' Equity                             13,636

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    14,264

                              ICON SYSTEMS, INC.
                        (A Development Stage Company)
                           Statements of Operations


                                                            From
                                                          Inception
                                                         on August 26,
                               For the Years Ended       1987 Through
                                     June 30,              June 30,
                               1997           1996           1997

REVENUES                      $   -         $    -       $   -

EXPENSES

  General and administrative  (41,119)           -       (41,119)

OTHER INCOME (EXPENSES)

  Interest expense               (700)           -          (700)

    Total Other Income (Expenses)(700)           -          (700)

Income (Loss) From Continuing
 Operations                   (41,819)           -       (41,819)

Income (Loss) From Discontinued
 Operations                       -          (12,000)   (344,465)

NET LOSS                     $(41,819)     $ (12,000) $ (386,284)


LOSS PER SHARE               $  (0.00)     $   (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES                 11,573,100         68,574

                              ICON SYSTEMS, INC.
                        (A Development Stage Company)
                     Statements of Stockholders' Equity


                                                               Deficit
                                                              Accumulated
                                             Capital in        During the
                            Common Stock      Excess of       Development
                        Shares       Amount   Par Value          Stage

Balance at inception on
 August 26, 1987          -         $   -     $    -          $   -

Issuance of 36 shares of
 common stock to an
 officer for cash at
 $27.78 per share          36           -        1,000            -

Net loss from inception on
 August 26, 1987 through
 June 30, 1988            -             -          -             (914)

Balance, June 30, 1988     36           -        1,000           (914)

Net loss for the year ended
 June 30, 1989            -             -          -           (2,299)

Balance, June 30, 1989     36           -        1,000         (3,213)

Issuance of 195 shares of
 common stock for cash at
 $16.15 per share         195           -        3,150            -

Issuance of 375 shares of
 common stock to
 shareholder for office
 equipment and stock
 of Alco Investment
 Corporation and cash of
 $750 at $20.91
 per share                375           -        7,840            -

Net loss for the year
 ended June 30, 1990      -             -          -           (3,245)

Contribution of non-
 marketable securities
 by officer               -             -          750            -

Contribution and
 cancellation of
 shares by officer       (318)          -          -              -

Issuance of 18 shares
 for cash at $111.11
 per share                 18           -        2,000            -

Issuance of 741 shares of
 common stock to
 shareholder and 1,500
 shares of common
 stock to QBC Holding
 Corp. for $600 at $0.27
 per share              2,241              2       598            -

Expenses paid on behalf
 of the Company by
 shareholder              -              -       1,636            -

Net loss for the year
 ended June 30, 1991      -              -         -          (10,518)

Balance, June 30, 1991  2,547              2    16,974        (16,976)

Shares contributed to
 the Company and
 cancelled by
 the shareholders      (2,364)            (2)        2            -

Purchase of subsidiary
 for the issuance of
 37,707 shares of common
 stock at approximately
 $8.37 per share       37,707             38   315,451            -

Net loss for the year
 ended June 30, 1992      -              -         -         (276,103)

Net loss for the year
 ended June 30, 1993      -              -         -          (39,386)

Balance, June 30, 1993 37,890             38   332,427       (332,465)

Net loss for the year
 ended June 30, 1994      -              -         -              -

Balance, June 30, 1994 37,890             38   332,427       (332,465)

Net loss for the year
 ended June 30, 1995      -              -         -              -

Balance, June 30, 1995 37,890             38   332,427       (332,465)

Issuance of 44,799
 shares of common stock
 for services rendered
 valued at approximately
 $0.27 per share       44,799             44    11,956            -

Net loss for the year
 ended June 30, 1996      -              -         -          (12,000)

Issuance of 9,000,000
 shares of common stock
 for cash at $0.0011
 per share          9,000,000          9,000     1,000            -

Issuance of 6,000,000
 shares of common
 stock for services
 rendered valued at
 $0.0011 per share  6,000,000          6,000       600            -

Issuance of
 1,500,000 shares
 of common stock for
 compensation at
 approximately
 $0.0067 per share  1,500,000          1,500     8,500            -

Contributed capital       -              -      28,855            -

Net loss for the
 year ended June 30,
 1997                     -              -         -          (41,819)

Balance, June 30,
 1997              16,582,689      $  16,582 $ 383,338      $(386,284)

                               ICON SYSTEMS, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows


                                                                From
                                                             Inception on
                                                              August 26,
                                  For the Years Ended        1987 Through
                                        June 30,               June 30,
                                  1997          1996             1997

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                        $(41,819)  $(12,000)       $ (386,284)
  Adjustments to reconcile net
   income (loss) to net cash
   provided (used) by operating
   activities:
    Depreciation                       -          -              59,907
    Stock issued for services       16,600     12,000            28,600
    Loss on disposition of assets      -          -               9,352
  Changes in operating asset and
   liability accounts:
    Increase (decrease) in accounts
     payable                           628        -                 628
    Contributed capital             28,855        -              28,855

     Cash Provided (Used) by
       Operating Activities          4,264        -             (258,942)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                -          -              (13,368)
  Sale of equipment                    -          -                7,090

     Cash Provided (Used) by Investing
       Activities                      -          -               (6,278)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable       10,000        -              160,000
  Payment on notes payable         (10,000)       -              (53,764)
  Payment of loan from officer         -          -              (61,884)
  Issuance of common stock          10,000        -              158,382
  Proceeds of loan from officer        -          -               76,750

     Cash Provided (Used) by
       Financing Activities      $  10,000   $    -          $   279,484

NET INCREASE (DECREASE) IN CASH  $ 14,264    $    -          $    14,264

CASH AT BEGINNING OF PERIOD           -           -                  -

CASH AT END OF PERIOD            $ 14,264    $    -          $    14,264

Cash Payments For:

  Income taxes                   $    -      $    -          $       -
  Interest                       $    -      $    -          $       -

Non Cash Financing Activities:

  Stock issued for services      $ 16,600    $ 12,000        $    28,600
  Stock issued for equipment     $    -      $    -          $     7,214
  Stock issued for subsidiary    $    -      $    -          $   315,489

                              ICON SYSTEMS, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                            June 30, 1997 and 1996

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

          f. Provision for Taxes

          At June 30, 1997, the Company had net operating loss carryforwards of approximately $380,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 2 -  RELATED PARTY TRANSACTIONS

          In January of 1997, the president of the Company contributed $28,155 to the Company for future working capital.

          In October, 1996, a shareholder loaned the Company $10,000 to cover operating expenses. The note bore 10% interest and was repaid in June of 1997. The total accrued interest of $700 was forgiven by the shareholder.

          On October 10, 1996, the Company issued 6,000,000 post-split shares of restricted common stock to officers and directors of the Company for services valued at $0.0033 per share.

          On September 14, 1996, the Company issued 9,000,000 post-split shares of restricted common stock for cash to a company owned by an officer for total consideration of $10,000.

          On October 24, 1995, the Company issued 44,799 to officers and directors of the Company for services rendered valued at $0.27 per share (See
Note 5).

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

NOTE 4 -  REVERSE STOCK SPLIT

          On September 14, 1996, the board of directors of the Company approved a 1-for-1,000 reverse stock split while retaining the authorized shares at 100,000,000 and retaining the par value at $0.001. This change has been applied to the financial statements on a retroactive basis back to inception. The Company provided that no shareholder would be reduced below 50 shares, accordingly, 5,413 post-split fractional shares were issued. These shares have been allocated pro-rata to previous stock issuances.

NOTE 5 -  ISSUANCES OF COMMON STOCK

          At the Company's inception, the Board of Directors authorized the issuance of 36 restricted shares of its common stock to an executive officer who may be deemed to have been a promoter or founder of the Company for the total consideration of $1,000.

          On September 27, 1989, the Company became authorized to do business in the State of Utah as Quazon International Corporation and changed its business purpose to consulting in mergers and acquisitions. On September 28, 1989 the Company issued 195 shares of restricted common stock for $3,150 cash.

          In June of 1990 the Company issued 375 shares of common stock to an officer for equipment recorded at its depreciated cost of $7,090 and cash of $750. On September 28, 1990 the officer contributed back to the Company 318 shares.

          In September of 1990 the Company issued 18 shares of restricted common stock to a shareholder for $2,000 in cash.

          In January of 1991 the Company issued 741 shares of restricted common stock to a shareholder for $600 in cash, and 1,500 shares of restricted common stock to QBC Holding Corp. which were recorded at predecessor cost of $-0-.

          In the year ended 1992 a shareholder contributed back to the Company 2,364 shares of restricted common stock.

          On August 15, 1991 the Company issued 37,707 shares of restricted common stock valued at predecessor cost of $8.37 per share for the purchase of Tompkins Environmental Corporation.

          On October 24, 1995, the Company issued 44,799 shares of restricted common stock for services rendered valued at $12,000.

          On September 14, 1996, the Company issued 9,000,000 shares of restricted common stock for cash of $10,000.

          On October 10, 1996, the Company issued 6,000,000 shares of restricted common stock for services rendered valued at $6,600.

          On June 2, 1997, the Company issued 1,500,000 shares of its common stock for compensation valued at $10,000.

NOTE 6 -  SUBSEQUENT EVENT

          On July 14, 1997, the shareholders of the Company approved a 1 for 3 forward stock split while retaining the authorized shares at 100,000,000 and the par value at $0.001. The change has been applied to the financial statements on a retroactive basis back to inception.