Form 10QSB
period 1997-09-30
ICON SYSTEMS INC
filed 1997-11-03
CIK 1029263

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

                            September 30, 1997

                                16,582,689
                                ----------



                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of Icon Systems, Inc., a Nevada corporation (the Company ), required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                              ICON SYSTEMS, INC.
                        (A Development Stage Company)
                                Balance Sheets


                                    ASSETS
                                            September 30,   June 30,
                                               1997          1997
                                            (Unaudited)
CURRENT ASSETS

  Cash                                      $     5,742  $   14,264

     Total Current Assets                         5,742      14,264

     TOTAL ASSETS                           $     5,742  $   14,264


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                          $       -    $      628

     Total Current Liabilities                      -           628

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000,000 preferred
   shares at $0.001 par value authorized;
   -0- outstanding                                  -           -
  Common stock authorized: 100,000,000
   common shares at $0.001 par value;
   16,582,689 shares issued and outstanding      16,582      16,582
  Capital in excess of par value                383,338     383,338
  Deficit accumulated during the
   development stage                           (394,178)   (386,284)

     Total Stockholders' Equity                   5,742      13,636

     TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY              $      5,742  $   14,264

                              ICON SYSTEMS, INC.
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)
                                                                 From
                                                              Inception
                                                             on August 26,
                                  For the Three Months       1987 Through
                                   Ended September 30,       September 30,
                                     1997      1996              1997

REVENUES                             $   -      $   -           $   -

EXPENSES

  General and administrative           8,019      6,650          49,138

    Total Expenses                     8,019      6,650          49,138

OTHER INCOME (EXPENSES)

  Interest income                        125        -               125
  Interest expense                       -          -              (700)

    Total Other Income (Expenses)        125        -              (575)


Income (Loss) From Continuing
 Operations                           (7,894)    (6,650)        (49,713)

Income (Loss) From Discontinued
 Operations                              -          -          (344,465)

NET LOSS                            $ (7,894)  $ (6,650)     $ (394,178)

LOSS PER SHARE                      $  (0.00)  $  (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES                          16,582,689   68,574

                              ICON SYSTEMS, INC.
                        (A Development Stage Company)
                     Statements of Stockholders' Equity

                                                                Deficit
                                                              Accumulated
                                                 Capital in    During the
                                  Common Stock   Excess of    Development
                                Shares   Amount  Par Value       Stage
Balance at inception on
 August 26, 1987                  -      $   -   $    -       $   -

Issuance of 36 shares of common
 stock to an officer for cash at
 $27.78 per share                  36        -      1,000         -

Net loss from inception on
 August 26, 1987 through
 June 30, 1988                    -          -        -          (914)

Balance, June 30, 1988             36        -      1,000        (914)

Net loss for the year ended
 June 30, 1989                    -          -        -        (2,299)

Balance, June 30, 1989             36        -      1,000      (3,213)

Issuance of 195 shares of
 common stock for cash at
 $16.15 per share                 195        -      3,150         -

Issuance of 375 shares of
 common stock to shareholder
 for office equipment and stock
 of Alco Investment Corporation
 and cash of $750 at $20.91
 per share                        375        -      7,840         -

Net loss for the year ended
 June 30, 1990                    -          -        -        (3,245)

Balance, June 30, 1990            606    $   -    $11,990     $(6,458)

Contribution of non-marketable
 securities by officer            -          -        750         -

Contribution and cancellation of
 shares by officer               (318)       -        -           -

Issuance of 18 shares for cash
 at $111.11 per share              18        -      2,000         -

Issuance of 741 shares of
 common stock to shareholder
 and 1,500 shares of common
 stock to QBC Holding Corp.
 for $600 at $0.27 per share    2,241          2      598         -

Expenses paid on behalf of
 the Company by shareholder       -          -      1,636         -

Net loss for the year ended
 June 30, 1991                    -          -        -       (10,518)

Balance, June 30, 1991          2,547          2   16,974     (16,976)

Shares contributed to the
 Company and cancelled by
 the shareholders              (2,364)        (2)       2         -

Purchase of subsidiary for the
 issuance of 37,707 shares of
 common stock at approximately
 $8.37 per share               37,707         38  315,451         -

Net loss for the year ended
 June 30, 1992                    -          -        -      (276,103)

Balance, June 30, 1992         37,890      $  38 $332,427  $ (293,079)

Net loss for the year ended
 June 30, 1993                    -          -        -       (39,386)

Balance, June 30, 1993         37,890         38  332,427    (332,465)

Net loss for the year ended
 June 30, 1994                    -          -        -           -

Balance, June 30, 1994         37,890         38  332,427    (332,465)

Net loss for the year ended
 June 30, 1995                    -          -        -           -

Balance, June 30, 1995         37,890         38  332,427    (332,465)

Issuance of 44,799 shares of
 common stock for services
 rendered valued at
 approximately $0.27 per share 44,799         44   11,956         -

Net loss for the year ended
 June 30, 1996                    -          -        -       (12,000)

Balance, June 30, 1996         82,689     $   82 $344,383  $ (344,465)

Issuance of 9,000,000 shares
 of common stock for cash
 at $0.0011 per share       9,000,000      9,000   1,000          -

Issuance of 6,000,000 shares of
 common stock for services
 rendered valued at $0.0011
 per share                  6,000,000      6,000     600          -

Issuance of 1,500,000 shares
 of common stock for
 compensation at approximately
 $0.0067 per share          1,500,000      1,500   8,500          -

Contributed capital               -          -    28,855          -

Net loss for the year ended
 June 30, 1997                    -          -       -        (41,819)

Balance, June 30, 1997     16,582,689     16,582 383,338     (386,284)

Net loss for the three months
 ended September 30, 1997
 (unaudited)                      -          -       -         (7,894)

Balance, September 30, 1997
 (unaudited)               16,582,689    $16,582 383,338   $ (394,178)

                               ICON SYSTEMS, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                 From
                                                             Inception on
                                                               August 26,
                                      For the Three Months    1987 Through
                                       Ended September 30,    September 30,
                                        1997         1996         1997
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                              $ (7,894)  $( 6,650) $ (394,178)
  Adjustments to reconcile net income
   (loss) to net cash provided (used)
   by operating activities:
    Depreciation                             -          -        59,907
    Stock issued for services                -        6,600      28,600
    Loss on disposition of assets            -          -         9,352
  Changes in operating asset and liability
   accounts:
    (Increase) decrease in prepaid assets    -       (2,500)        -
    Increase (decrease) in accounts payable (628)       -           -
    Contributed capital                      -          -        28,855

     Cash Provided (Used) by Operating
      Activities                          (8,522)    (2,550)   (267,464)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                      -          -       (13,368)
  Sale of equipment                          -          -         7,090

     Cash Provided (Used) by Investing
      Activities                             -          -        (6,278)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable                -       10,000     160,000
  Payment on notes payable                   -          -       (53,764)
  Payment of loan from officer               -          -       (61,884)
  Issuance of common stock                   -          -       158,382
  Proceeds of loan from officer              -          -        76,750

     Cash Provided (Used) by Financing
       Activities                       $    -      $10,000   $ 279,484

NET INCREASE (DECREASE) IN CASH         $ (8,522)   $ 7,450   $   5,742

CASH AT BEGINNING OF PERIOD               14,264        -           -

CASH AT END OF PERIOD                   $  5,742    $ 7,450   $   5,742

Cash Payments For:

  Income taxes                          $    -      $   -     $     -
  Interest                              $    -      $   -     $     -

Non Cash Financing Activities:

  Stock issued for services             $    -      $   -     $  28,600
  Stock issued for equipment            $    -      $   -     $   7,214
  Stock issued for subsidiary           $    -      $   -     $ 315,489

                              ICON SYSTEMS, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                         September 30, 1997 and 1996


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

          f. Provision for Taxes

          At September 30, 1997, the Company had net operating loss carryforwards of approximately $400,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 5 -  FORWARD STOCK SPLIT

          On July 14, 1997, the directors of the Company approved a 1 for 3 forward stock split while retaining the authorized shares at 100,000,000 and the par value at $0.001. The change has been applied to the financial statements on a retroactive basis back to inception.

NOTE 6 -  ISSUANCES OF COMMON STOCK

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since its inception or during the quarterly period ended September 30, 1997. During this period, the Company received revenues totaling $0. During the same period, total expenses were $8,019 and net loss totaled $8,019.

         The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. Management expects that the Company's cash on hand of $5,742 at September 30, 1997, will be sufficient to meet these requirements. If additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.
----------------------

          During the quarterly period ended September 30, 1997, the Company had no business operations. During this period, the Company received total revenues of $0 and had a net loss of $8,019.

Liquidity.
----------

          At September 30, 1997, the Company had total current assets of $5,742, with total current liabilities of $0.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          On September 2, 1997, QBC Holding Corporation, a Utah corporation doing business as Wasatch Consulting Group ( Wasatch ), which is the holder of a majority of the issued and outstanding common stock of the Company, consented to the election of Michelle Wheeler, Jeff Taylor and Steven D. Moulton to the Company s Board of Directors, to serve until the next annual meeting of the stockholders or his or her prior death, resignation or termination and the qualification of his or her successor. At the time of Wasatch s consent, each of these persons was an incumbent director of the Company.

Item 5.   Other Information.
----------------------------

          On July 14, 1997, the Board of Directors of the Company unanimously consented to a forward split of the Company s issued and outstanding common stock in the ratio of three new shares for every share outstanding as of the date of the filing with the Nevada Secretary of State of a Certificate pursuant to Section 78.207(4) of the Nevada Revised Statutes, while retaining the authorized capital and par value of the common stock at 100,000,000 shares and one mill ($0.001) per share, respectively, and with appropriate adjustments to the additional paid in capital and stated capital accounts of the Company. The Certificate was duly filed on July 16, 1997, which became the effective date of the forward split.

          On September 3, 1997, the Board of Directors of the Company, acting by unanimous consent without a meeting pursuant to Section 78.315 of the Nevada Revised Statutes, consented to the election of each of the following to serve as officers of the Company until the next annual meeting of the Board of Directors or his or her prior death, resignation or termination and the qualification of his or her successor: Michelle Wheeler (President); Jeff Taylor (Vice President); and Steven D. Moulton (Secretary/Treasurer). At the time of their election, each of these persons already served in the capacities indicated.

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

                                      ICON SYSTEMS, INC.



Date: 11-3-97                         By /s/ Michelle Wheeler
     --------------                     -------------------------------------
                                        Michelle Wheeler
                                        Director and President


Date: 11-3-97                         By /s/ Steven D. Moulton
     --------------                     -------------------------------------
                                        Steven D. Moulton
                                        Director and Secretary/Treasurer