Form 10QSB
period 1997-12-31
ICON SYSTEMS INC
filed 1998-01-26
CIK 1029263

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

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

                            December 31, 1997

                                16,582,689
                                ----------



                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of Icon Systems, Inc., a Nevada corporation (the "Company"), required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                        ICON SYSTEMS, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

               December 31, 1997 and June 30, 1997

                          ICON SYSTEMS, INC.
                    (A Development Stage Company)
                            Balance Sheets


                                ASSETS

                                          December 31,         June 30,
                                             1997                1997
                                         (Unaudited)
CURRENT ASSETS

  Cash                                $       2,479           $    14,264

     Total Current Assets                     2,479                14,264

     TOTAL ASSETS                     $       2,479           $    14,264

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                    $        -              $      628

     Total Current Liabilities                 -                     628

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000,000
    preferred shares at $0.001 par
    value authorized; -0- outstanding          -                     -
  Common stock authorized: 100,000,000
    common shares at $0.001 par value;
    16,582,689 shares issued and
    outstanding                             16,582                16,582

  Capital in excess of par value           383,338               383,338
  Deficit accumulated during the
   development stage                      (397,441)             (386,284)

     Total Stockholders' Equity              2,479                13,636

     TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                             $      2,479             $  14,264

                         ICON SYSTEMS, INC.
                    (A Development Stage Company)
                       Statements of Operations
                            (Unaudited)
                                                                     From
                                                                  Inception
                                                                on August 26,
                        For the Three Months For the Six Months 1987 Through
                         Ended December 31,  Ended December 31, December 31,
                         1997         1996   1997        1996       1997
REVENUES              $     -        $   -    $    -     $    -    $    -

EXPENSES

  General and
   administrative         3,335       15,191    11,354     21,841    52,473

    Total Expenses        3,335       15,191     11,354     21,841    52,473


OTHER INCOME (EXPENSES)

  Interest income            72          -         197        -         197
  Interest expense          -           (201)      -         (201)     (700)

    Total Other Income
     (Expenses)              72       15,392       197       (201)     (503)

Income (loss) from
  continuing operations  (3,263)     (15,392)  (11,157)   (22,042)  (52,976)
Income (loss) from
  discontinued operations   -            -         -          -    (344,465)

NET LOSS              $  (3,263)  $  (15,392) $(11,157)  $(22,042)$(397,441)

LOSS PER SHARE        $   (0.00)  $    (0.22) $  (0.00)  $  (0.32)

WEIGHTED AVERAGE NUMBER
 OF SHARES            16,582,689      68,574 16,582,689     68,574

                           ICON SYSTEMS, INC.
                     (A Development Stage Company)
                  Statements of Stockholders' Equity
                                                                   Deficit
                                                                 Accumulated
                                                   Capital in     During the
                                 Common Stock      Excess of     Development
                              Shares     Amount    Par Value        Stage
Balance at inception on
 August 26, 1987                 -        $    -     $     -       $     -

Issuance of 36 shares of common
 stock to an officer for cash at
 $27.78 per share                 36           -         1,000           -

Net loss from inception on
 August 26, 1987 through
 June 30, 1988                   -             -           -            (914)

Balance, June 30, 1988            36           -         1,000          (914)

Net loss for the year ended
 June 30, 1989                   -             -           -          (2,299)

Balance, June 30, 1989            36           -         1,000        (3,213)

Issuance of 195 shares of
 common stock for cash at
 $16.15 per share                195           -         3,150           -

Issuance of 375 shares of
 common stock to shareholder
 for office equipment and stock
 of Alco Investment Corporation
 and cash of $750 at $20.91
 per share                       375           -         7,840           -

Net loss for the year ended
 June 30, 1990                   -             -           -          (3,245)

Balance, June 30, 1990           606           -        11,990        (6,458)

Contribution of non-marketable
 securities by officer           -             -           750           -

Contribution and cancellation of
 shares by officer              (318)          -           -             -

Issuance of 18 shares for cash
 at $111.11 per share             18           -         2,000           -

Issuance of 741 shares of
 common stock to shareholder
 and 1,500 shares of common
 stock to QBC Holding Corp.
 for $600 at $0.27 per share   2,241             2         598           -

Expenses paid on behalf of
 the Company by shareholder      -             -         1,636           -

Net loss for the year ended
 June 30, 1991                   -             -           -         (10,518)

Balance, June 30, 1991         2,547             2      16,974       (16,976)

Shares contributed to the
 Company and canceled by
 the shareholders             (2,364)           (2)          2           -

Purchase of subsidiary for the
 issuance of 37,707 shares of
 common stock at approximately
 $8.37 per share              37,707            38     315,451           -

Net loss for the year ended
 June 30, 1992                   -             -           -        (276,103)

Balance, June 30, 1992        37,890            38     332,427      (293,079)

Net loss for the year ended
 June 30, 1993                   -             -           -         (39,386)

Balance, June 30, 1993        37,890            38     332,427      (332,465)

Net loss for the year ended
 June 30, 1994                   -             -           -             -

Balance, June 30, 1994        37,890            38     332,427      (332,465)

Net loss for the year ended
 June 30, 1995                   -             -           -             -

Balance, June 30, 1995        37,890            38     332,427      (332,465)

Issuance of 44,799 shares of
 common stock for services
 rendered valued at
 approximately
 $0.27 per share              44,799            44      11,956           -

Net loss for the year ended
 June 30, 1996                   -             -           -         (12,000)

Balance, June 30, 1996        82,689            82     344,383      (344,465)

Issuance of 9,000,000 shares
 of common stock for cash
 at $0.0011 per share      9,000,000         9,000       1,000           -

Issuance of 6,000,000 shares
 of common stock for services
 rendered valued at $0.0011
 per share                 6,000,000         6,000         600           -

Issuance of 1,500,000 shares
 of common stock for
 compensation at approximately
 $0.0067 per share         1,500,000         1,500       8,500           -

Contributed capital              -             -        28,855           -

Net loss for the year ended
 June 30, 1997                   -             -           -         (41,819)

Balance, June 30, 1997    16,582,689        16,582     383,338       (386,284)

Net loss for the six months
 ended December 31, 1997
 (unaudited)                     -             -           -          (11,157)

Balance, December 31, 1997
 (unaudited)              16,582,689     $  16,582  $  383,338      $(397,441)

                            ICON SYSTEMS, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                               (Unaudited)
                                                                    From
                                                                  Inception
                                                                 on August 26,
                       For the Three Months  For the Six Months  1987 Through
                        Ended December 31,   Ended December 31,  December 31,
                       1997          1996    1997         1996       1997
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss              $ (3,263)   $ (15,392) $(11,157) $(22,042) $(397,441)
  Adjustments to
   reconcile net income
   (loss) to net cash
   provided (used) by
   operating activities:
    Depreciation             -            -         -         -       59,907
    Stock issued for
     services                -            -         -       6,600     28,600
    Loss on disposition of
     assets                  -            -         -         -        9,352
  Changes in operating asset
   and liability accounts:
    Increase (decrease) in
     accounts payable        -          7,344      (628)    4,844        -
    Increase (decrease) in
     accrued interest        -            201       -         201        -
    Contributed capital      -            -         -         -       28,855

    Cash Provided (Used) by
     Operating Activities (3,263)      (7,847)  (11,785)  (10,397)  (270,727)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment      -            -         -         -      (13,368)
  Sale of equipment          -            -         -         -        7,090

    Cash Provided (Used) by
     Investing Activities    -            -         -         -       (6,278)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable -           -         -      10,000    160,000

  Payment on notes payable    -           -         -         -      (53,764)
  Payment of loan from
   officer                    -           -         -         -      (61,884)
  Issuance of common stock    -           -         -         -      158,382
  Proceeds of loan from
   officer                    -           -         -         -       76,750

   Cash Provided (Used) by
    Financing Activities  $   -       $   -    $    -     $10,000  $ 279,484

NET INCREASE (DECREASE)
  IN CASH                 $(3,263)    $(7,847) $(11,785)  $  (397) $   2,479

CASH AT BEGINNING OF PERIOD 5,742       7,450    14,264       -          -

CASH AT END OF PERIOD    $  2,479     $  (397) $  2,479   $  (397) $   2,479

Cash Payments For:

  Income taxes           $    -       $   -    $    -     $   -    $     -
  Interest               $    -       $   -    $    -     $   -    $     -

Non Cash Financing Activities:

  Stock issued for
   services              $    -       $   -    $    -     $   -    $ 28,600
  Stock issued for
   equipment             $    -       $   -    $    -     $   -    $  7,214
  Stock issued for
   subsidiary            $    -       $   -    $    -     $   -    $315,489

                          ICON SYSTEMS, INC.
                     (A Development Stage Company)
                   Notes to the Financial Statements
                  December 31, 1997 and June 30, 1997


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

          f. Provision for Taxes

          At December 31, 1997, the Company had net operating loss carryforwards of approximately $400,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

          On September 27, 1989, the Company became authorized to do business in the State of Utah as Quazon International Corporation and changed its business purpose to consulting in mergers and acquisitions. On September 28, 1989, the Company issued 195 shares of restricted common stock for $3,150 cash.

          In June of 1990, the Company issued 375 shares of common stock to an officer for equipment recorded at its depreciated cost of $7,090 and cash of
$750.   On September 28, 1990, the officer contributed back to the Company 318 shares.

          In September of 1990, the Company issued 18 shares of restricted common stock to a shareholder for $2,000 in cash.

          In January of 1991, the Company issued 741 shares of restricted common stock to a shareholder for $600 in cash, and 1,500 shares of restricted common stock to QBC Holding Corp. which were recorded at predecessor cost of $-0-.

          In the year ended 1992, a shareholder contributed back to the Company
2,364 shares of restricted common stock.

          On August 15, 1991, the Company issued 37,707 shares of restricted common stock valued at predecessor cost of $8.37 per share for the purchase of Tompkins Environmental Corporation.

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

NOTE 6 -  FORWARD STOCK SPLIT

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since its inception or during the quarterly period ended December 31, 1997. During this period, the Company received revenues totaling $0 and interest income totaling $72. During the same period, total expenses were $3,335 and net loss totaled $3,263.

         The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. Management expects that the Company's cash on hand of $2,479 at December 31, 1997, will be sufficient to meet these requirements. If additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.
----------------------

          During the quarterly period ended December 31, 1997, the Company had no business operations. During this period, the Company received total revenues of $0 and had a net loss of $3,263.

Liquidity.
----------

          At December 31, 1997, the Company had total current assets of $2,479, with total current liabilities of $0.

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

          None; not applicable.

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

                                      ICON SYSTEMS, INC.



Date: 1-22-98                        By  /s/ Michelle Wheeler
     --------------                     -------------------------------------
                                        Michelle Wheeler
                                        Director and President


Date: 1-22-98                        By  /s/ Steven D. Moulton
     --------------                     -------------------------------------
                                        Steven D. Moulton
                                        Director and Secretary/Treasurer