Form 10QSB
period 1998-03-31
ICON SYSTEMS INC
filed 1998-04-27
CIK 1029263

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

                               March 31, 1998

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

                            ICON SYSTEMS, INC.
                       (A Development Stage Company)
                              Balance Sheets

                                  ASSETS

                                       March 31,     June 30,
                                        1998          1997
                                     (Unaudited)
CURRENT ASSETS

  Cash                              $        683   $    14,264

     Total Current Assets                    683        14,264

     TOTAL ASSETS                   $        683   $    14,264


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                  $     -        $       628

     Total Current Liabilities            -                628

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000,000
  preferred shares at $0.001 par
  value authorized; -0- outstanding       -                  -

  Common stock authorized: 100,000,000
  common shares at $0.001 par value;
  16,582,689 shares issued and
  outstanding                          16,582           16,582
  Capital in excess of par value      383,338          383,338
  Deficit accumulated during the
  development stage                  (399,237)        (386,284)

     Total Stockholders' Equity           683           13,636

     TOTAL LIABILITIES AND STOCKHOLDERS'
                   EQUITY      $          683      $    14,264

                            ICON SYSTEMS, INC.
                       (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)
                                                                    From
                                                                  Inception
                                                                 on August 26,
                        For the Three Months For the Nine Months 1987 Through
                           Ended March 31,     Ended March 31,     March 31,
                          1998        1997    1998        1997       1998
REVENUES                $ -         $ -       $ -        $ -       $ -

EXPENSES

  General and
  administrative         1,800       2,871     13,154     24,712    54,273

       Total Expenses    1,800       2,871     13,154     24,712    54,273

OTHER INCOME (EXPENSES)

  Interest income            4         110        201       110        201
  Interest expense           -        (250)         -      (451)      (700)

       Total Other Income
       (Expenses)            4        (140)       201      (341)      (499)

Income (loss) from
continuing operations   (1,796)     (3,011)   (12,953)   (25,053)  (54,772)
Income (loss) from
discontinued operations      -           -          -          -  (344,465)

NET LOSS              $ (1,796)   $ (3,011)  $(12,953)  $(25,053)$(399,237)

LOSS PER SHARE        $  (0.00)   $  (0.00)  $  (0.00)  $  (0.01)

WEIGHTED AVERAGE NUMBER
 OF SHARES          16,582,689   5,027,563 16,582,689  3,777,563

                              ICON SYSTEMS, INC.
                         (A Development Stage Company)
                      Statements of Stockholders' Equity
                                                                 Deficit
                                                               Accumulated
                                                   Capital in   During the
                                  Common Stock     Excess of   Development
                                 Shares    Amount  Par Value      Stage
Balance at inception on
 August 26, 1987                      -     $ -      $    -     $   -

Issuance of 36 shares of common
 stock to an officer for cash at
 $27.78 per share                    36       -         1,000       -

Net loss from inception on
 August 26, 1987 through
 June 30, 1988                        -       -           -        (914)

Balance, June 30, 1988               36       -         1,000      (914)

Net loss for the year ended
 June 30, 1989                        -       -           -      (2,299)

Balance, June 30, 1989               36       -         1,000    (3,213)

Issuance of 195 shares of
 common stock for cash at
 $16.15 per share                   195       -         3,150       -

Issuance of 375 shares of
 common stock to shareholder
 for office equipment and stock
 of Alco Investment Corporation
 and cash of $750 at $20.91
 per share                          375       -         7,840       -

Net loss for the year ended
 June 30, 1990                        -       -           -      (3,245)

Balance, June 30, 1990              606  $    -       $11,990  $ (6,458)

Contribution of non-marketable
 securities by officer                -       -           750       -

Contribution and cancellation of
 shares by officer                 (318)      -           -         -

Issuance of 18 shares for cash
 at $111.11 per share                18       -         2,000       -

Issuance of 741 shares of
 common stock to shareholder
 and 1,500 shares of common
 stock to QBC Holding Corp.
 for $600 at $0.27 per share      2,241       2           598       -

Expenses paid on behalf of
 the Company by shareholder           -       -         1,636       -

Net loss for the year ended
 June 30, 1991                        -       -           -     (10,518)

Balance, June 30, 1991            2,547       2        16,974   (16,976)

Shares contributed to the
 Company and canceled by
 the shareholders                (2,364)     (2)            2       -

Purchase of subsidiary for the
 issuance of 37,707 shares of
 common stock at approximately
 $8.37 per share                 37,707      38       315,451       -

Net loss for the year ended
 June 30, 1992                        -       -           -    (276,103)

Balance, June 30, 1992           37,890      38       332,427  (293,079)

Net loss for the year ended
 June 30, 1993                        -       -           -     (39,386)

Balance, June 30, 1993           37,890      38       332,427  (332,465)

Net loss for the year ended
 June 30, 1994                        -       -           -         -

Balance, June 30, 1994           37,890      38       332,427  (332,465)

Net loss for the year ended
 June 30, 1995                        -       -           -         -

Balance, June 30, 1995           37,890      38       332,427  (332,465)

Issuance of 44,799 shares of
 common stock for services
 rendered valued at approximately
 $0.27 per share                 44,799      44        11,956       -

Net loss for the year ended
 June 30, 1996                        -       -           -     (12,000)

Balance, June 30, 1996           82,689      82       344,383  (344,465)

Issuance of 9,000,000 shares
 of common stock for cash
 at $0.0011 per share         9,000,000   9,000         1,000       -

Issuance of 6,000,000 shares of
 common stock for services
 rendered valued at $0.0011
 per share                    6,000,000   6,000           600       -

Issuance of 1,500,000 shares
 of common stock for
 compensation at approximately
 $0.0067 per share            1,500,000   1,500         8,500       -

Contributed capital                   -       -        28,855       -

Net loss for the year ended
 June 30, 1997                        -       -           -     (41,819)

Balance, June 30, 1997       16,582,689  16,582       383,338  (386,284)

Net loss for the nine months
 ended March 31, 1998
 (unaudited)                          -       -           -     (12,953)

Balance, March 31, 1998
 (unaudited)                 16,582,689 $16,582    $  383,338 $(399,237)

                               ICON SYSTEMS, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                 (Unaudited)
                                                                From
                                                              Inception
                                                            on August 26,
                   For the Three Months For the Nine Months 1987 Through
                      Ended March 31,      Ended March 31,    March 31,
                      1998      1997       1998       1997      1998
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss             $ (1,796 )$ (3,011 )$ (12,953)$ (25,053)$(399,237)
  Adjustments to
  reconcile net income
  (loss) to net cash
  provided (used) by
  operating activities:
    Depreciation            -         -          -         -      59,907
    Stock issued for
    services                -         -          -       6,600    28,600
    Loss on disposition
    of assets               -         -          -         -       9,352
  Changes in operating
  asset and liability
  accounts:
    Increase (decrease) in
    accounts payable        -      (1,278)      (628)    3,566       -
    Increase (decrease) in
    accrued interest        -         250        -         451       -
    Contributed capital     -      28,155        -      28,155    28,855

     Cash Provided (Used)
     by Operating
     Activities          (1,796)   24,116    (13,581)   13,719  (272,523)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment     -         -          -         -     (13,368)
  Sale of equipment         -         -          -         -       7,090

     Cash Provided (Used)
     by Investing
     Activities             -         -          -         -      (6,278)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes
  payable                   -         -          -      10,000   160,000
  Payment on notes payable  -         -          -         -     (53,764)
  Payment of loan from
  officer                   -         -          -         -     (61,884)
  Issuance of common stock  -         -          -      10,000   158,382
  Proceeds of loan from
  officer                   -         -          -         -      76,750

     Cash Provided (Used)
     by Financing
     Activities          $  -       $ -        $ -    $ 20,000  $279,484

NET INCREASE (DECREASE)
IN CASH                $(1,796)  $ 24,116   $(13,581) $ 33,719  $    683

CASH AT BEGINNING OF
PERIOD                   2,479      9,603     14,264       -         -

CASH AT END OF PERIOD  $   683   $ 33,719   $    683  $ 33,719  $    683

Cash Payments For:

  Income taxes         $   -     $    -     $    -    $    -    $    -
  Interest             $   -     $    -     $    -    $    -    $    -


Non Cash Financing Activities:

  Stock issued for
  services             $   -     $    -     $    -    $  6,600  $ 28,600
  Stock issued for
  equipment            $   -     $    -     $    -    $    -    $  7,214
  Stock issued for
  subsidiary           $   -     $    -     $    -    $    -    $315,489

                              ICON SYSTEMS, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                       March 31, 1998 and June 30, 1997


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a. Organization

          The financial statements presented are those of Icon Systems, Inc. The Company was incorporated as Loki Holding Corporation under the laws of the State of Utah on August 26, 1987 and on August 4, 1988 changed its name to Quazon Investment Corporation. On April 15, 1988, the Company became a wholly-owned subsidiary of Loki Holding Corporation (formerly Dynamic Video, Inc.). On May 25, 1990, the Company was "spun off" in a partial liquidating dividend. In June of 1990 the Company acquired Alco Investment Corporation. On January 7, 1991, the Company sold Alco Investment Corporation to a company owned by a major shareholder. On August 15, 1991, the Company acquired all of the shares of Tompkins Environmental Corporation ("Tompkins") in exchange for 10,000,000 pre-split shares of the Company's authorized but previously unissued common stock (See Note 2). The Company's name was changed to Tompkins Environmental Corporation. The Company was engaged in disaster cleanup operations. On October 25, 1995, Tompkins was involuntarily dissolved and abandoned. All operations associated with Tompkins have been accounted for as discontinued operations. On
          September 24, 1996, the Company changed its name to Icon Systems, Inc. and changed its State of incorporation to Nevada.

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

          g. Unaudited Financial Statement

          The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

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

          In the year ended 1992,a shareholder contributed back to the Company 2,364 shares of restricted common stock.

          On August 15, 1991,the Company issued 37,707 shares of restricted common stock valued at predecessor cost of $8.37 per share for the purchase of Tompkins Environmental Corporation.


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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since its inception or during the quarterly period ended March 31, 1998. During this period, the Company received revenues totaling $0. During the same period, total expenses were $1,800 and net loss totaled $1,796.

         The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. Management expects that the Company's cash on hand of $683 at March 31, 1998, will not be sufficient to meet these requirements. If additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.
----------------------

          During the quarterly period ended March 31, 1998, the Company had no business operations. During this period, the Company received total revenues of $0 and had a net loss of $1,796.

Liquidity.
----------

          At March 31, 1998, the Company had total current assets of $683, with total current liabilities of $0.

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

                                      ICON SYSTEMS, INC.



Date: 4/27/98                           By:/S/Michelle Wheeler
     --------------                     -------------------------------------
                                        Michelle Wheeler
                                        Director and President


Date: 4/27/98                           By:/s/Steven D. Moulton
     --------------                     -------------------------------------
                                        Steven D. Moulton
                                        Director and Secretary/Treasurer