Form 10KSB
period 1998-06-30
ICON SYSTEMS INC
filed 1998-09-01
CIK 1029263

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1998

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:  June 30, 1998 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     June 30, 1998 - $1,050,202.83. There are approximately 2,317,689 shares of common voting stock of the Company held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the Company; these shares have been valued at $0.453125, which is the average "bid" price of the Company's common stock during the quarterly period ended June 30, 1998.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          August 26, 1998

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

Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          For a discussion of the business development of Icon Systems, Inc., a Nevada corporation (the "Company"), from inception to the end of the calendar year ended June 30, 1997, see its Registration Statement on Form 10-SB-A1, which was filed with the Securities and Exchange Commission (the "Commission") on March 26, 1997, and its Annual Report on Form 10-KSB for the calendar year ended June 30, 1997, which was filed with the Commission on August 27, 1998, each of which is incorporated herein by this reference. See
Item 13 of this Report.

Business.
---------

          The Company has never engaged in any substantive business operations. To the extent that it intends to continue to seek the acquisition of assets, property or business that may benefit itself and its stockholders, the Company is essentially a "blank check" company. Because the Company has virtually no assets, conducts no business and has no employees, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition; such an issuance would almost certainly result in a change in control of the Company. This may also result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, the Company's Articles of Incorporation or Bylaws, or contract. Even if stockholder approval is sought, QBC Holding Corporation, a corporation doing business as "Wasatch Consulting Group" ("Wasatch"), beneficially owns approximately 60% of the outstanding shares of common stock of the Company, and could approve any acquisition, reorganization or merger it deemed acceptable. The Company makes no assurance that any future enterprise will be profitable or successful. See the caption "Security Ownership of Certain Beneficial Owners and Management," Part I, Item 11 of this Report.

          The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company is actively seeking a suitable merger or acquisition candidate and does not intend to restrict its search to any particular business or industry. The Company has had preliminary discussions with representatives of corporations that are engaged in a wide variety of businesses, although no preliminary agreement has been reached with any entity as of the date of this Report. The areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that because of its total lack of resources, the number of suitable potential business ventures which may be available to it will be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution public investors will suffer to the benefit of the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

          Although the Company had not communicated with any other entity with respect to any potential merger or acquisition transaction at the time that it filed its Registration Statement on Form 10-SB, management has determined to file such Registration Statement, as amended, on a voluntary basis. In order to have stock quotations for its common stock on the National Association of Securities Dealers' Automated Quotation System ("Nasdaq"), an issuer must have such securities registered under the 1934 Act. Upon the effective date of the Company's Registration Statement on Form 10-SB, as amended, which took place on or about February 17, 1997, the Company's common stock became registered for purposes of the 1934 Act. Management believes that this will make the Company more desirable for entities that may be interested in engaging in a merger or acquisition transaction.

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

          Although the Company has had preliminary discussions with numerous potential acquisition targets, no preliminary agreement has been reached with any such entity and the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

          Although it currently has no plans to do so, depending on the nature and extent of services rendered, the Company may compensate members of management in the future for services that they may perform for the Company. Because the Company currently has extremely limited resources, and is unlikely to have any significant resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's stock to these persons; this would have the effect of further diluting the holdings of the Company's other stockholders. However, due to the minimal amount of time devoted to management by any person other than its Secretary/Treasurer, Steven D. Moulton, there are no preliminary agreements or understandings with respect to management compensation (with the exception of Mr. Moulton's salary of $500 per month). See the caption "Executive Compensation" of this Report.

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

Number of Employees.
--------------------

          None.

Item 2.  Description of Property.
         ------------------------

          Other than cash in the amount of approximately $4,211, the Company has no appreciable assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its Secretary/Treasurer, Steven D. Moulton, and are provided at no cost. Because the Company has no business, its activities have been limited to keeping itself in good standing in the State of Utah and, recently, in the State of Nevada; with preparing the Company's
Registration Statements on Form 10-SB and 10-SB-A1, the accompanying financial statements and the Company's periodic reports under the 1934 Act, including this Report; and with preliminary discussions with potential merger or acquisition candidates. These activities have consumed an insignificant amount of management's time; therefore, the costs to Mr. Moulton of providing the use of his office and telephone have been minimal. Accordingly, there is no written lease between the Company and Mr. Moulton and there are no preliminary agreements or understandings with respect to the use of the office facility, either now or in the future.

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

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

          Until the quarter ended December 31, 1997, there had been no "public market" for the shares of common stock of the Company. The Company's common stock commenced to trade on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") in the fourth quarter of 1997; however, there is no "established trading market" in these shares of common stock.

          The range of high and low closing bid quotations for the Company's common stock during the quarter ended December 31, 1997, and the quarterly periods ended March 31, 1998, and June 30, 1998, is shown below.
Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---


December 31, 1997                       1                   0.03125
(commencing October 27, 1998)

March 31, 1998                          0.875               0.25

June 30, 1998                           0.50                0.40625


          * The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on any market that may develop in the shares of common stock of the Company.

Holders.
--------

          The number of record holders of the Company's securities as of the date of this Report is approximately 173.

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

Recent Sales of Unregistered Securities.
----------------------------------------

          None; not applicable. For a discussion of sales of the Company's "unregistered" securities in the fiscal years ended June 30, 1996, and June 30, 1997, see the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, which is incorporated herein by reference. See the
Exhibit Index, Part III, Item 13 of this Report.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

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

          During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing and making the requisite filings with the Securities and Exchange Commission and the payment of expenses associated with reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. Management does not intend to raise any required funds through any private placement of "unregistered" and "restricted" securities or any public offering of its common stock. Nor does the Company intend to undertake any offering of its securities under Regulation S of the Securities and Exchange Commission. As of the date of this Report, the Company has not entered into any preliminary agreement for any acquisition or merger transaction and there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities by the Company prior to the identification of any acquisition or merger candidate.

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

Results of Operations.
----------------------

          Revenues for the fiscal years ended June 30, 1998, and 1997, were $0 and $0, respectively.

          The Company had a net loss of $14,425 (a loss of $0.00 per share) during the fiscal year ended June 30, 1998, and a net loss of $41,819 (a loss of $0.00 per share) for the fiscal year ended June 30, 1997.

Liquidity.
----------

          During the fiscal year ended June 30, 1998, the Company incurred expenses of $15,065, while receiving $0 in revenues and $640 in interest income; the Company incurred total expenses of $41,119 in the fiscal year ended June 30, 1997, and received $0 in revenues during that period.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          June 30, 1998, and 1997

          Independent Auditors' Report

          Balance Sheet - June 30, 1998

          Statements of Operations for the Years Ended
          June 30,1998, and 1997, and from Inception on August 26, 1987, through June 30, 1998

          Statements of Stockholders' Equity August 26,
          1987, through June 30, 1998

          Statements of Cash Flows for the Years Ended
          June 30, 1998, and 1997, and from Inception on August 26, 1987, through June 30, 1998

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

Business Experience.
--------------------

          Michelle Wheeler, Director and President. Ms. Wheeler, age 32, is a 1991 graduate of the University of Utah, where she received a B.S. degree in Communications. From July, 1991 through January, 1994, she was a reservation agent for Delta Airlines in Salt Lake City, Utah. Since then, she has been a homemaker and has also served as Secretary/Treasurer and a director of Sierra Holdings Group, Inc. ("Sierra"), a Nevada corporation, since November, 1997, and February 1996, respectively. The securities of Sierra are registered with the Commission pursuant to Section 12(g) of the 1934 Act, and, like the Company, Sierra may be deemed to be a "blank check" company. Ms. Wheeler has NASD series 6 and 63 licenses.

          Jeff Taylor, Director and Vice President. Mr. Taylor is 33 years of age. He graduated from Hiram Johnson High School in Sacramento, California, in 1983. From 1988 to 1991, he was employed as an auto painter at Fabrication Specialties in Sacramento. In 1991, Mr. Taylor moved his family to Utah. Mr. Taylor has an A.S. degree from Utah Valley State College and is currently enrolled in the College of Nursing at the University of Utah. He plans to pursue a masters degree in Nurse Anesthesia. Mr. Taylor has also served as Vice President and director of Sierra since February 1996.

          Steven D. Moulton, Director and Secretary/Treasurer. Mr. Moulton is 36 years of age. He graduated from Olympus High School in Salt Lake City, Utah in 1980. From 1984 to 1990, he served as a director and executive officer of several publicly-held development stage companies including Safron, Inc. (director and Vice President); Sagitta Ventures (director and President); Jasmine Investments (director and President); Java, Inc. (Secretary/Treasurer and director); and Onyx Holdings Corporation (director and President). From 1991 to 1994, Mr. Moulton was a director and President of Omni International Corporation, which is currently known as "Beachport Entertainment Corporation." Since 1995, he has served as director and executive officer of the Company (director and Secretary/Treasurer) and Wasatch International Corporation (director and President). Mr. Moulton resigned from his positions with Wasatch International Corporation in July, 1996. In addition, Mr. Moulton has served as President and director of Sierra since November 1997 and February 1996, respectively. With the exception of Sierra, Sagitta Ventures, Omni International Corporation and Wasatch International Corporation, none of these companies was subject to the reporting requirements of the Securities and Exchange Commission. Mr. Moulton owned and operated a Chem-Dry carpet cleaning franchise from 1991 to 1995. In addition, Mr. Moulton was the President and a director of the Company from its inception until his resignation on July 31, 1991.

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

          On or about August 5, 1997, Access Properties Group, LLC ("Access"), a Utah limited liability company that may be deemed to be an affiliate of the Company's Secretary/Treasurer, Steven D. Moulton, acquired 750,000 "unregistered" and "restricted" shares of the Company's common stock in a private transaction from Diane Reed. Mr. Moulton and his wife collectively own a 60% interest in Access and both are managing directors of that entity.
A Form 4 Statement of Changes in Beneficial Ownership of Securities, which discloses this acquisition, was filed with the Securities and Exchange Commission concurrently with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

          Management is unaware of any additional obligation on the part of any person to file any report under Section 16(a) of the Exchange Act.

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
Position        Ended       Salary     Bonus   Compen Stock       SAR's   Payouts   Compensation
                                               sation Awards($)    (#)     ($)      ($)
-------------------------------------------------------------------------------------------------

Michelle Wheeler 6/30/96     0        0        0         0           0      0       0
President        6/30/97     0        0        0         (1)         0      0       0
Director         6/30/98     0        0        0         0           0      0       0

Jeff Taylor      6/30/96     0        0        0         0           0      0       0
Vice President,  6/30/97     0        0        0         (1)         0      0       0
Director         6/30/98     0        0        0         0           0      0       0

Steven D.
Moulton          6/30/96     0        0        0         (3)         0      0       0
Sec./Treasurer,  6/30/97    $5,500(4) 0        0         (1),(2)     0      0       0
Director         6/30/98    $6,000(4) 0        0         0           0      0       0

Kevin Boyer,     6/30/96     0        0        0         (3)         0      0       0
Former President 6/30/97     0        0        0         0           0      0       0
Former Director  6/30/98     0        0        0         0           0      0       0

Diane Reed       6/30/96     0        0        0         0           0      0       0
Former Vice Pres.6/30/97     0        0        0         (1)         0      0       0
Former Director  6/30/98     0        0        0         0           0      0       0


     (1) In October, 1996, 500,000 post-reverse split (pre-forward split) "unregistered" and "restricted" shares of the Company's common stock were issued to each of these persons in consideration of services rendered. See the caption "Business Development,"
            Part I, Item 1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, which is incorporated herein by reference. See the Exhibit Index, Part III, Item 13 of this Report.

     (2) In September, 1996, the Company issued 3,000,000 post-reverse split (pre-forward split) "unregistered" and "restricted" shares of common stock to Wasatch, a corporation of which Mr.
            Moulton is the President, a director and a 9% stockholder, in consideration of services rendered and the payment of $10,000.
            See the caption "Business Development," Part I, Item 1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, which is incorporated herein by reference. See the
            Exhibit Index, Part III, Item 13 of this Report.

     (3) In October, 1995, 5,000,000 pre-split shares of "unregistered" and "restricted" common stock were issued to Wasatch and Blackstone in consideration of services rendered.
            At the same time, 2,000,000 pre-split "unregistered" and "restricted" shares were issued to Mr. Boyer, also in consideration of services rendered. See the caption "Recent
            Sales of Unregistered Securities," Part II, Item 5 of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, which is incorporated herein by reference. See the
            Exhibit Index, Part III, Item 13 of this Report.

     (4) Commencing in October, 1996, the Company has paid Mr. Moulton a salary of $500 per month for management services rendered to the Company. As of the date of this Report, these services include keeping the Company in good standing in the State of Nevada and assisting with the preparation of the Company's Registration Statement on Form 10-SB, as amended, and the Company's periodic reports under the 1934 Act, including this Report. There is no written agreement between the Company and Mr. Moulton in this regard.

          With the exception of the sum of $500 per month payable to Mr. Moulton commencing in October, 1996, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended June 30, 1998, or 1997. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------

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

Bonuses and Deferred Compensation.
----------------------------------

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

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

          None.


Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of August 24, 1998. Each of these persons has sole investment and sole voting power over the shares indicated.

                                Number                 Percentage
Name and Address      of Shares Beneficially Owned      of Class
----------------      ----------------------------      --------

Steven D. Moulton             2,250,000 (1)               13.6 %
4848 S. Highland Dr., #353
Salt Lake City, Utah  84117

Jeff Taylor                   1,500,000                    9.0%
1879 Siggard Drive
Salt Lake City, Utah  84106

Wasatch Consulting Group      9,015,000                   54.4%
4848 S. Highland Dr., #353
Salt Lake City, Utah  84117

Michelle Wheeler              1,500,000                    9.0%
4817 S. Fortuna Way
Salt Lake City, Utah  84127
                                ---------                   -----
          TOTALS             14,265,000                   86.0%

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

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of August 24, 1998. Each of these persons has sole investment and sole voting power over the shares indicated.

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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

           There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, each of the current directors and executive officers and certain of the Company's former directors and executive officers has received "unregistered" and "restricted" shares of the Company's common stock in consideration of services rendered and Wasatch, an entity that may be deemed to be an affiliate of Steven D. Moulton, has received an aggregate of 9,015,000 "unregistered" and "restricted" post-split shares in consideration of services rendered and the sum of $10,000. See the caption "Executive Compensation" of this Report.

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

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on Form 10-SB,        Part I
filed December 19, 1996**

Registration Statement on Form 10-SB-A1,     Part I
filed March 26, 1997**

Annual Report on Form 10-KSB for the         Part I
fiscal year ended June 30, 1997,
filed August 27, 1997

          (ii)

Exhibit
Number               Description

------               -----------

 27       Financial Data Schedule


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

                                       ICON SYSTEMS, INC.



Date: 8-28-98                        By /s/ Michelle Wheeler
      --------------                    --------------------------------------
                                        Michelle Wheeler, Director and
                                        President

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       ICON SYSTEMS, INC.



Date: 8-28-98                        By /s/ Michelle Wheeler
     -------------                      ------------------------------------
                                        Michelle Wheeler, Director and
                                        President



Date: 8-28-98                        By /s/ Jeff Taylor
      -------------                     ------------------------------------
                                        Jeff Taylor, Director and Vice
                                          President


Date: 8-28-98                        By /s/ Steven D. Moulton
      --------------                    -------------------------------------
                                        Steven D. Moulton, Director and
                                        Secretary/Treasurer

                           ICON SYSTEMS, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                         June 30, 1998 and 1997

                      INDEPENDENT AUDITORS' REPORT



      The Board of Directors
      Icon Systems, Inc.
      Salt Lake City, Utah


      We have audited the accompanying balance sheet of Icon Systems, Inc. (a development stage company) as of June 30, 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998 and 1997 and from inception on August 26, 1987 through June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Icon Systems, Inc. (a development stage company) as of June 30, 1998, and the results of its operations and its cash flows for the years ended June 30, 1998 and 1997 and for the period from inception on August 26, 1987 through June 30, 1998, in conformity with generally accepted accounting principles.

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

     /s/ Jones, Jensen & Company

      Jones, Jensen & Company
      Salt Lake City, Utah
      July 17, 1998

                           ICON SYSTEMS, INC.
                      (A Development Stage Company)
                              Balance Sheet
                                 ASSETS

                                                     June 30,
                                                      1998
CURRENT ASSETS

 Cash                                                $    4,211

  Total Current Assets                                    4,211

  TOTAL ASSETS                                       $    4,211


                  LIABILITIES AND STOCKHOLDERS  EQUITY

CURRENT LIABILITIES

 Notes payable (related party) Note 2                $    5,000

  Total Current Liabilities                               5,000

STOCKHOLDERS  EQUITY

 Preferred stock: 10,000,000 preferred
  shares at $0.001 par value authorized;
  -0- outstanding                                           -
 Common stock authorized:
  100,000,000 common shares at
  $0.001 par value; 16,582,689 shares
  issued and outstanding                                 16,582
 Capital in excess of par value                         383,338
 Deficit accumulated during the development stage      (400,709)

  Total Stockholders  Equity                               (789)

  TOTAL LIABILITIES AND STOCKHOLDERS  EQUITY         $    4,211

                           ICON SYSTEMS, INC.
                      (A Development Stage Company)
                        Statements of Operations
                                                      From
                                                     Inception on
                                                     August 26,
                              For the Years Ended    1987 Through
                                    June 30,           June 30,
                             1998           1997        1998
REVENUES                      $   -        $   -       $   -

EXPENSES

 General and administrative     15,065       41,119      56,184

  Total Expenses                15,065       41,119      56,184

OTHER INCOME (EXPENSES)

 Interest income                   640          -           640
 Interest expense                  -           (700)       (700)

  Total Other Income (Expenses)    640         (700)        (60)

Income (Loss) From Continuing
 Operations                    (14,425)     (41,819)    (56,244)

Income (Loss) From Discontinued
 Operations                        -            -      (344,465)

NET LOSS                    $  (14,425)  $  (41,819) $ (400,709)

LOSS PER SHARE              $    (0.00)  $    (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES                   16,582,689    11,573,100

                             ICON SYSTEMS, INC.
                         (A Development Stage Company)
                      Statements of Stockholders' Equity
                                                             Deficit
                                                           Accumulated
                                              Capital in   During the
                               Common Stock    Excess of   Development
                              Shares   Amount  Par Value      Stage
Balance at inception on
 August 26, 1987                       -  $  -   $    -     $   -

Issuance of 36 shares of common
 stock to an officer for cash at
 $27.78 per share                     36     -      1,000       -

Net loss from inception on
 August 26, 1987 through
 June 30, 1988                         -     -        -        (914)

Balance, June 30, 1988                36     -      1,000      (914)

Net loss for the year ended
 June 30, 1989                         -     -        -      (2,299)

Balance, June 30, 1989                36     -      1,000    (3,213)

Issuance of 195 shares of
 common stock for cash at
 $16.15 per share                    195     -      3,150       -

Issuance of 375 shares of
 common stock to shareholder
 for office equipment and stock
 of Alco Investment Corporation
 and cash of $750 at $20.91
 per share                           375     -      7,840       -

Net loss for the year ended
 June 30, 1990                         -     -        -      (3,245)

Balance, June 30, 1990               606  $  -   $ 11,990   $(6,458)

Contribution of non-marketable
 securities by officer                 -     -        750       -

Contribution and cancellation of
 shares by officer                  (318)    -        -         -

Issuance of 18 shares for cash
 at $111.11 per share                 18     -      2,000       -

Issuance of 741 shares of
 common stock to shareholder
 and 1,500 shares of common
 stock to QBC Holding Corp.
 for $600 at $0.27 per share       2,241     2        598       -

Expenses paid on behalf of
 the Company by shareholder          -       -      1,636       -

Net loss for the year ended
 June 30, 1991                       -       -        -     (10,518)

Balance, June 30, 1991           2,547       2     16,974   (16,976)

Shares contributed to the
 Company and canceled by
 the shareholders               (2,364)     (2)         2       -

Purchase of subsidiary for the
 issuance of 37,707 shares of
 common stock at approximately
 $8.37 per share                37,707      38    315,451       -

Net loss for the year ended
 June 30, 1992                     -         -        -    (276,103)

Balance, June 30, 1992          37,890  $   38  $ 332,427 $(293,079)

Net loss for the year ended
 June 30, 1993                     -         -        -     (39,386)

Balance, June 30, 1993          37,890      38    332,427  (332,465)

Net loss for the year ended
 June 30, 1994                     -         -        -         -

Balance, June 30, 1994          37,890      38    332,427  (332,465)

Net loss for the year ended
 June 30, 1995                     -         -        -         -

Balance, June 30, 1995          37,890      38    332,427  (332,465)

Issuance of 44,799 shares of
 common stock for services
 rendered valued at
 approximately
 $0.27 per share                44,799      44     11,956       -

Net loss for the year ended
 June 30, 1996                     -         -        -     (12,000)

Balance, June 30, 1996          82,689  $   82  $ 344,383 $(344,465)

Issuance of 9,000,000 shares
 of common stock for cash
 at $0.0011 per share        9,000,000   9,000      1,000       -

Issuance of 6,000,000
 shares of common stock
 for services rendered
 valued at $0.0011
 per share                   6,000,000   6,000        600       -

Issuance of 1,500,000
 shares of common stock
 for compensation at
 approximately
 $0.0067 per share           1,500,000   1,500      8,500       -

Contributed capital                -         -     28,855       -

Net loss for the year ended
 June 30, 1997                     -         -        -     (41,819)

Balance, June 30, 1997      16,582,689    16,582  383,338  (386,284)

Net loss for the year ended
 June 30, 1998                     -         -        -     (14,425)

Balance, June 30, 1998      16,582,689  $ 16,582 $383,338 $(400,709)

                              ICON SYSTEMS, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows
                                                           From
                                                           Inception on
                                                           August 26,
                                     For the Years Ended   1987 Through
                                            June 30,         June 30,
                                     1998         1997         1998
                                                           <C.
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                          $ (14,425)  $(41,819 ) $ (400,709)
  Adjustments to reconcile net
   income (loss) to net cash
   provided (used) by operating
   activities:
    Depreciation                          -          -         59,907
    Stock issued for services             -       16,600       28,600
    Loss on disposition of assets         -          -          9,352
  Changes in operating asset and
  liability accounts:
    Increase (decrease) in accounts
    payable                              (628)       628          -
    Contributed capital                   -       28,855       28,855

     Cash Provided (Used) by
     Operating Activities             (15,053)     4,264     (273,995)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                   -          -        (13,368)
  Sale of equipment                       -          -          7,090

     Cash Provided (Used) by
     Investing Activities                 -          -         (6,278)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable           5,000     10,000      165,000
  Payment on notes payable                -      (10,000)     (53,764)
  Payment of loan from officer            -          -        (61,884)
  Issuance of common stock                -       10,000      158,382
  Proceeds of loan from officer           -          -         76,750

     Cash Provided (Used) by Financing
     Activities                       $ 5,000   $ 10,000   $  284,484

NET INCREASE (DECREASE) IN CASH     $ (10,053)  $ 14,264   $    4,211

CASH AT BEGINNING OF PERIOD            14,264        -            -

CASH AT END OF PERIOD               $   4,211   $ 14,264   $    4,211

Cash Payments For:

  Income taxes                      $     -     $    -     $      -
  Interest                          $     -     $    -     $      -

Non Cash Financing Activities:

  Stock issued for services         $     -     $ 16,600   $   28,600
  Stock issued for equipment        $     -     $    -     $    7,214
  Stock issued for subsidiary       $     -     $    -     $  315,489

                            ICON SYSTEMS, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          June 30, 1998 and 1997

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

       f. Provision for Taxes

       At June 30, 1998, the Company had net operating loss carryforwards of approximately $400,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 2 - RELATED PARTY TRANSACTIONS

       In January of 1997, the president of the Company contributed $28,155 to the Company for future working capital.

       In October, 1996, a shareholder loaned the Company $10,000 to cover operating expenses. The note bore 10% interest and was repaid in June of 1997. The total accrued interest of $700 was forgiven by the shareholder.

       On October 10, 1996, the Company issued 6,000,000 post-split shares of restricted common stock to officers and directors of the Company for services valued at $0.003 per share.

       On September 14, 1996, the Company issued 9,000,000 post-split shares of restricted common stock for cash to a company owned by an officer for total consideration of $10,000.

       On October 24, 1995, the Company issued 44,799 to officers and directors of the Company for services rendered valued at $0.27 per share (See
Note 5).

       On June 24 1998, a shareholder loaned the Company $5,000 to cover operating expenses. The note bears no interest and is due on demand.

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