Form 10QSB
period 1998-09-30
ICON SYSTEMS INC
filed 1998-11-03
CIK 1029263

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

                            September 30, 1998

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

                         ICON SYSTEMS, INC.
                   (A Development Stage Company)
                          Balance Sheets
                             ASSETS

                                         September 30,   June 30,
                                         1998              1998
                                         (Unaudited)
CURRENT ASSETS

 Cash                                    $    2,206  $    4,211

  Total Current Assets                        2,206       4,211

  TOTAL ASSETS                           $    2,206  $    4,211

             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $    1,933  $   -
 Notes payable (related party) (Note 2)       5,000       5,000

  Total Current Liabilities                   6,933       5,000

STOCKHOLDERS  EQUITY (DEFICIT)

 Preferred stock authorized: 10,000,000
 preferred shares at $0.001 par value;
 -0- outstanding                                -           -
 Common stock authorized: 100,000,000
 common shares at $0.001 par value;
 16,582,689 shares issued and
 outstanding                                 16,582      16,582
 Capital in excess of par value             383,338     383,338
 Deficit accumulated during the development
 stage                                     (404,647)   (400,709)

  Total Stockholders  Equity (Deficit)       (4,727)       (789)

  TOTAL LIABILITIES AND STOCKHOLDERS  EQUITY
   (DEFICIT)                             $    2,206  $    4,211

                           ICON SYSTEMS, INC.
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)
                                                      From
                                                     Inception on
                                                     August 26,
                            For the Three Months    1987 Through
                             Ended September 30,    September 30,
                             1998         1997          1998
REVENUES                    $   -        $   -       $   -

EXPENSES

 General and administrative      3,938        8,019      60,122

  Total Expenses                 3,938        8,019      60,122

OTHER INCOME (EXPENSES)

 Interest income                -               125         640
 Interest expense               -               -          (700)

  Total Other Income
  (Expenses)                    -               125         (60)

Income (Loss) from Continuing
 Operations                  (3,938)         (7,894)    (60,182)

Income (Loss) from Discontinued
 Operation                      -               -      (344,465)

NET LOSS                    $(3,938)     $   (7,894) $ (404,647)

BASIC NET LOSS PER SHARE    $ (0.00)     $    (0.00)

BASIC WEIGHTED AVERAGE
 NUMBER OF SHARES           16,582,689   16,582,689

                               ICON SYSTEMS, INC.
                         (A Development Stage Company)
                      Statements of Stockholders' Equity
                                                             Deficit
                                                           Accumulated
                                              Capital in   During the
                               Common Stock    Excess of   Development
                              Shares   Amount  Par Value      Stage
Balance at inception on
 August 26, 1987                       -  $  -   $    -     $   -

Issuance of 36 shares of common
 stock to an officer for cash at
 $27.78 per share                     36     -      1,000       -

Net loss from inception on
 August 26, 1987 through
 June 30, 1988                         -     -        -        (914)

Balance, June 30, 1988                36     -      1,000      (914)

Net loss for the year ended
 June 30, 1989                         -     -        -      (2,299)

Balance, June 30, 1989                36     -      1,000    (3,213)

Issuance of 195 shares of
 common stock for cash at
 $16.15 per share                    195     -      3,150       -

Issuance of 375 shares of
 common stock to shareholder
 for office equipment and stock
 of Alco Investment Corporation
 and cash of $750 at $20.91
 per share                           375     -      7,840       -

Net loss for the year ended
 June 30, 1990                         -     -        -      (3,245)

Balance, June 30, 1990               606  $  -   $ 11,990   $(6,458)

Contribution of non-marketable
 securities by officer                 -     -        750       -

Contribution and cancellation of
 shares by officer                  (318)    -        -         -

Issuance of 18 shares for cash
 at $111.11 per share                 18     -      2,000       -

Issuance of 741 shares of
 common stock to shareholder
 and 1,500 shares of common
 stock to QBC Holding Corp.
 for $600 at $0.27 per share       2,241     2        598       -

Expenses paid on behalf of
 the Company by shareholder          -       -      1,636       -

Net loss for the year ended
 June 30, 1991                       -       -        -     (10,518)

Balance, June 30, 1991           2,547       2     16,974   (16,976)

Shares contributed to the
 Company and canceled by
 the shareholders               (2,364)     (2)         2       -

Purchase of subsidiary for the
 issuance of 37,707 shares of
 common stock at approximately
 $8.37 per share                37,707      38    315,451       -

Net loss for the year ended
 June 30, 1992                     -         -        -    (276,103)

Balance, June 30, 1992          37,890  $   38  $ 332,427 $(293,079)

Net loss for the year ended
 June 30, 1993                     -         -        -     (39,386)

Balance, June 30, 1993          37,890      38    332,427  (332,465)

Net loss for the year ended
 June 30, 1994                     -         -        -         -

Balance, June 30, 1994          37,890      38    332,427  (332,465)

Net loss for the year ended
 June 30, 1995                     -         -        -         -

Balance, June 30, 1995          37,890      38    332,427  (332,465)

Issuance of 44,799 shares of
 common stock for services
 rendered valued at
 approximately
 $0.27 per share                44,799      44     11,956       -

Net loss for the year ended
 June 30, 1996                     -         -        -     (12,000)

Balance, June 30, 1996          82,689  $   82  $ 344,383 $(344,465)

Issuance of 9,000,000 shares
 of common stock for cash
 at $0.0011 per share        9,000,000   9,000      1,000       -

Issuance of 6,000,000
 shares of common stock
 for services rendered
 valued at $0.0011
 per share                   6,000,000   6,000        600       -

Issuance of 1,500,000
 shares of common stock
 for compensation at
 approximately
 $0.0067 per share           1,500,000   1,500      8,500       -

Contributed capital                -         -     28,855       -

Net loss for the year ended
 June 30, 1997                     -         -        -     (41,819)

Balance, June 30, 1997      16,582,689    16,582  383,338  (386,284)

Net loss for the year ended
 June 30, 1998                     -         -        -     (14,425)

Balance, June 30, 1998      16,582,689  $ 16,582 $383,338 $(400,709)

Net loss for the three months
 ended September 30, 1998
 (unaudited)                       -         -        -      (3,938)

Balance, September 30, 1998
 (unaudited)                16,582,689  $ 16,582 $383,338 $(404,647)

                               ICON SYSTEMS, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                                      From
                                                     Inception on
                                                     August 26,
                            For the Three Months    1987 Through
                             Ended September 30,    September 30,
                             1998         1997          1998
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                   $ (3,938)  $ (7,894) $ (404,647)
  Adjustments to reconcile
  net income (loss) to
  net cash provided (used)
  by operating activities:
    Depreciation                  -          -        59,907
    Stock issued for services     -          -        28,600
    Loss on disposition of assets -          -         9,352
  Changes in operating asset
  and liability accounts:
    Increase (decrease) in
    accounts payable            1,933       (628)      1,933
    Contributed capital           -          -        28,855

     Cash Provided (Used) by
     Operating Activities      (2,005)    (8,522)   (276,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment           -          -       (13,368)
  Sale of equipment               -          -         7,090

     Cash Provided (Used) by
     Investing Activities         -          -        (6,278)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable     -          -       165,000
  Payment on notes payable        -          -       (53,764)
  Payment of loan from officer    -          -       (61,884)
  Issuance of common stock        -          -       158,382
  Proceeds of loan from officer   -          -        76,750

     Cash Provided (Used) by
     Financing Activities      $  -      $   -     $ 284,484

NET INCREASE (DECREASE) IN
 CASH                         $(2,005)   $(8,522)  $   2,206

CASH AT BEGINNING OF PERIOD     4,211     14,264         -

CASH AT END OF PERIOD        $  2,206   $  5,742  $    2,206

Cash Payments For:

  Income taxes               $    -     $    -    $     -
  Interest                   $    -     $    -    $     -

Non Cash Financing Activities:

  Stock issued for services  $    -     $    -    $  28,600
  Stock issued for equipment $    -     $    -    $   7,214
  Stock issued for subsidiary$    -     $    -    $ 315,489

                            ICON SYSTEMS, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                        September 30, 1998 and 1997

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

       c. Basic Net Loss Per Share

       The computations of basic net loss per share of common stock are based on the weighted average number of shares issued and outstanding at the date of the financial statements.

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

       f. Provision for Taxes

       At September 30, 1998, the Company had net operating loss carryforwards of approximately $405,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

       g.  Unaudited Financial Statements

       The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 2 -   RELATED PARTY TRANSACTIONS

       On June 24, 1998, a shareholder loaned the Company $5,000 to cover operating expenses. The note bears no interest and is due on demand.

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

NOTE 6 -   FORWARD STOCK SPLIT

       On July 14, 1997, the shareholders of the Company approved a 1-for-3 forward stock split while retaining the authorized shares at 100,000,000 and the par value at $0.001. The change has been applied to the financial statements on a retroactive basis back to inception.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since its inception or during the quarterly period ended September 30, 1998. During this period, the Company received revenues totaling $0. During the same period, total expenses were $3938 and net loss totaled ($3,938).

         The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. Management expects that the Company's cash on hand of $2,206 at September 30, 1998, will not be sufficient to meet these requirements. If additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.
----------------------

          During the quarterly period ended September 30, 1998, the Company had no business operations. During this period, the Company received total revenues of $0 and had a net loss of ($3,938).

Liquidity.
----------

          At September 30, 1998, the Company had total current assets of $2,206, with total current liabilities of $6,933.

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

                                      ICON SYSTEMS, INC.



Date: 11/2/98                           By:/s/Michelle Wheeler
     --------------                     -------------------------------------
                                        Michelle Wheeler
                                        Director and President


Date: 11/2/98                           By:/s/Steven D. Moulton
     --------------                     -------------------------------------
                                        Steven D. Moulton
                                        Director and Secretary/Treasurer