Form 10QSB
period 1998-12-31
ICON SYSTEMS INC
filed 1999-02-23
CIK 1029263

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended December 31, 1998

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                 Commission File Number  0-21899

                        ICON SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

            Nevada                            87-0565018
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification No.)

     4835 North O'Connor, Suite 134-136, Irving, Texas 75062
             (Address of principal executive offices)

Registrant's telephone no., including area code:  (817) 267-1866

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                        Outstanding as of December 31, 1998

Common Stock, $.001 par value                         26,581,661

                        TABLE OF CONTENTS

Heading                                                              Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements. . . . . . . . . . . .     1

          Consolidated Balance Sheets -- December 31, 1998
            and June 30, 1998. . . . . . . . . . . . . . . . . . .     2

          Consolidated Statements of Operations -- three and
            six months ended December 31, 1998 and 1997. . . . . .     3

          Consolidated Statements of Stockholders' Equity              4

          Consolidated Statements of Cash Flows -- six
            months ended December 31, 1998 and 1997. . . . . . . .     8

          Notes to Consolidated Financial Statements . . . . . . .    10

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .    14

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .    16

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .    16

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .    16

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .    17

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .    17

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .    17

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .    18

                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended December 31, 1998, have been prepared by the Icon Systems, Inc. (the "Company").















                        ICON SYSTEMS, INC.


                CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1998 and June 30, 1998

                       ICON SYSTEMS, INC.
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                          December 31,            June 30,
                                              1998                  1998
                                           (Unaudited)
CURRENT ASSETS

 Cash                                    $     32              $    4,211

  Total Current Assets                         32                   4,211

  TOTAL ASSETS                           $     32              $    4,211


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                        $    -                $      -
 Notes payable (related party) (Note 2)       -                     5,000

  Total Current Liabilities                   -                     5,000

STOCKHOLDERS' EQUITY

 Preferred stock authorized: 10,000,000
   preferred shares at $0.001 par value;
   -0- outstanding                            -                       -
 Common stock authorized: 100,000,000
   common shares
   at $0.001 par value; 16,582,689 shares
   issued and outstanding                  16,582                  16,582
 Capital in excess of par value           389,588                 383,338
 Deficit accumulated during the
   development stage                     (406,138)               (400,709)

  Total Stockholders' Equity                   32                    (789)

  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $      32               $   4,211

                       ICON SYSTEMS, INC.
                   (A Development Stage Company)
                      Statements of Operations
                            (Unaudited)
                                                                       From
                                                                    Inception on
                                                                      August 26,
                           For the Six Months  For the Three Months 1987 Through
                            Ended December 31,   Ended December 31, December 31,
                               1998       1997       1998     1997      1998

REVENUES                      $   -     $   -     $   -     $   -     $    -

EXPENSES

 General and administrative      5,429    11,354     1,491     3,335     61,613

  Total Expenses                 5,429    11,354     1,491     3,335     61,613

OTHER INCOME (EXPENSES)

 Interest income                  -          197      -           72        640
 Interest expense                 -         -         -         -          (700)

  Total Other Income (Expenses)   -          197      -           72        (60)

Income (Loss) from Continuing
 Operations                     (5,429)  (11,157)   (1,491)   (3,263)   (61,673)

Income (Loss) from Discontinued
 Operation                        -         -         -         -      (344,465)

NET LOSS                      $ (5,429) $(11,157) $ (1,491) $ (3,263) $(406,138)

BASIC NET LOSS PER SHARE      $  (0.00) $  (0.00) $  (0.00) $  (0.00)

BASIC WEIGHTED AVERAGE
 NUMBER OF SHARES           16,582,689 16,582,689 16,582,689 16,582,689

                            ICON SYSTEMS, INC.
                       (A Development Stage Company)
                    Statements of Stockholders' Equity

                                                                  Deficit
                                                                Accumulated
                                                     Capital in  During the
                                   Common Stock       Excess of Development
                                 Shares     Amount    Par Value   Stage

Balance at inception on
 August 26, 1987                     -    $    -     $    -     $    -

Issuance of 36 shares of common
 stock to an officer for cash at
 $27.78 per share                     36       -         1,000       -

Net loss from inception on
 August 26, 1987 through
 June 30, 1988                       -         -          -          (914)

Balance, June 30, 1988                36       -         1,000       (914)

Net loss for the year ended
 June 30, 1989                       -         -          -        (2,299)

Balance, June 30, 1989                36       -         1,000     (3,213)

Issuance of 195 shares of
 common stock for cash at
 $16.15 per share                    195       -         3,150       -

Issuance of 375 shares of
 common stock to shareholder
 for office equipment and stock
 of Alco Investment Corporation
 and cash of $750 at $20.91
 per share                           375       -         7,840       -

Net loss for the year ended
 June 30, 1990                       -         -          -        (3,245)

Balance, June 30, 1990               606  $    -     $  11,990  $  (6,458)

                            ICON SYSTEMS, INC.
                       (A Development Stage Company)
              Statements of Stockholders' Equity (Continued)

                                                                   Deficit
                                                                 Accumulated
                                                      Capital in  During the
                                    Common Stock       Excess of  Development
                                  Shares    Amount     Par Value     Stage

Balance, June 30, 1990               606  $    -      $  11,990  $  (6,458)

Contribution of non-marketable
 securities by officer               -         -            750       -

Contribution and cancellation of
 shares by officer                  (318)      -           -          -

Issuance of 18 shares for cash
 at $111.11 per share                 18       -          2,000       -

Issuance of 741 shares of
 common stock to shareholder
 and 1,500 shares of common
 stock to QBC Holding Corp.
 for $600 at $0.27 per shar        2,241         2          598       -

Expenses paid on behalf of
 the Company by shareholder          -        -           1,636       -

Net loss for the year ended
 June 30, 1991                       -        -            -       (10,518)

Balance, June 30, 1991             2,547        2        16,974    (16,976)

Shares contributed to the
 Company and canceled by
 the shareholders                 (2,364)      (2)            2       -

Purchase of subsidiary for the
 issuance of 37,707 shares of
 common stock at approximately
 $8.37 per share                  37,707       38       315,451       -

Net loss for the year ended
 June 30, 1992                      -         -            -      (276,103)

Balance, June 30, 1992            37,890  $    38     $ 332,427 $ (293,079)

                            ICON SYSTEMS, INC.
                       (A Development Stage Company)
              Statements of Stockholders' Equity (Continued)

                                                                  Deficit
                                                                Accumulated
                                                     Capital in  During the
                                    Common Stock      Excess of  Development
                                  Shares    Amount    Par Value     Stage

Balance, June 30, 1992            37,890  $     38    $ 332,427 $ (293,079)

Net loss for the year ended
 June 30, 1993                      -          -           -       (39,386)

Balance, June 30, 1993            37,890        38      332,427   (332,465)

Net loss for the year ended
 June 30, 1994                      -          -           -          -

Balance, June 30, 1994            37,890        38      332,427   (332,465)

Net loss for the year ended
 June 30, 1995                      -          -           -          -

Balance, June 30, 1995            37,890        38      332,427   (332,465)

Issuance of 44,799 shares of
 common stock for services
 rendered valued at approximately
 $0.27 per share                  44,799        44       11,956       -

Net loss for the year ended
 June 30, 1996                      -          -           -       (12,000)

Balance, June 30, 1996            82,689  $     82  $   344,383  $(344,465)

                            ICON SYSTEMS, INC.
                       (A Development Stage Company)
              Statements of Stockholders' Equity (Continued)


                                                                  Deficit
                                                                Accumulated
                                                     Capital in  During the
                                   Common Stock       Excess of Development
                                 Shares    Amount     Par Value   Stage

Balance, June 30, 1996           82,689  $     82   $   344,383  $(344,465)

Issuance of 9,000,000 shares
 of common stock for cash
 at $0.0011 per share         9,000,000     9,000         1,000       -

Issuance of 6,000,000 shares of
 common stock for services
 rendered valued at $0.0011
 per share                    6,000,000     6,000           600       -

Issuance of 1,500,000 shares
 of common stock for
 compensation at approximately
 $0.0067 per share            1,500,000     1,500         8,500       -

Contributed capital                -         -           28,855       -

Net loss for the year ended
 June 30, 1997                     -         -             -       (41,819)

Balance, June 30, 1997       16,582,689    16,582       383,338   (386,284)

Net loss for the year ended
 June 30, 1998                     -         -             -       (14,425)

Balance, June 30, 1998       16,582,689    16,582       383,338   (400,709)

Contributed capital (unaudited)    -         -            6,250       -

Net loss for the six months
 ended December 31, 1998
 (unaudited)                       -         -             -        (5,429)

Balance, December 31, 1998
 (unaudited)                 16,582,689  $ 16,582     $ 389,588  $(406,138)

                            ICON SYSTEMS, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                        From
                                                                    Inception on
                                                                      August 26,
                            For the Six Months For the Three Months 1987 Through
                             Ended December 31, Ended December 31,  December 31,
                                 1998    1997       1998     1997      1998

CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Net loss                      $(5,429) $(11,157)  $(1,491) $(3,263)  $(406,138)
 Adjustments to reconcile net
  income (loss) to net cash
  provided (used) by
  operating activities:
   Depreciation                   -         -         -        -         59,907
   Stock issued for services      -         -         -        -         28,600
   Loss on disposition of assets  -         -         -        -          9,352
  Changes in operating asset and
  liability accounts:
    Increase (decrease) in accounts
   payable                        -         (628)   (1,933)    -           -
 Contributed capital             6,250      -        6,250     -         35,105

   Cash Provided (Used) by
    Operating Activities           821   (11,785)    2,826   (3,263)   (273,174)

CASH FLOWS FROM INVESTING
 ACTIVITIES:

 Purchase of equipment            -         -         -         -       (13,368)
 Sale of equipment                -         -         -         -         7,090

   Cash Provided (Used) by
    Investing Activities          -         -         -         -        (6,278)

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Proceeds from notes payable      -         -         -         -       165,000
 Payment on notes payable         -         -         -         -       (53,764)
 Payment of loan from officer   (5,000)     -       (5,000)     -       (66,884)
 Issuance of common stock         -         -         -         -       158,382
 Proceeds of loan from officer    -         -         -         -        76,750

   Cash Provided (Used) by
    Financing Activities       $(5,000) $   -      $(5,000) $   -       279,484

                              ICON SYSTEMS, INC.
                        (A Development Stage Company)
                     Statements of Cash Flows (Continued)
                                 (Unaudited)

                                                                       From
                                                                    Inception on
                                                                      August 26,
                            For the Six Months For the Three Months 1987 Through
                              Ended December 31, Ended December 31, December 31,
                                  1998     1997      1998     1997     1998

NET INCREASE (DECREASE) IN CASH $(4,179) $(11,785) $(2,174) $(3,263)   $     32

CASH AT BEGINNING OF PERIOD       4,211    14,264    2,206    5,742        -

CASH AT END OF PERIOD           $    32  $  2,479  $    32  $ 2,479    $     32

Cash Payments For:

  Income taxes                  $  -     $   -     $  -     $  -       $   -
  Interest                      $  -     $   -     $  -     $  -       $   -

Non Cash Financing Activities:

  Stock issued for services     $  -     $  -      $  -     $  -       $ 28,600
  Stock issued for equipment    $  -     $  -      $  -     $  -       $  7,214
  Stock issued for subsidiary   $  -     $  -      $  -     $  -       $315,489

                        ICON SYSTEMS, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 1998 and 1997

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

                        ICON SYSTEMS, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - RELATED PARTY TRANSACTIONS

       On June 24, 1998, a shareholder loaned the Company $5,000 to cover operating expenses. The note bears no interest and is due on demand. In December 1998, the shareholder contributed the $5,000 note payable and an additional $1,250 to the capital of the Company.

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

                        ICON SYSTEMS, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 1998 and 1997

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

                       ICON SYSTEMS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                   December 31, 1998 and 1997

NOTE 5 - ISSUANCES OF COMMON STOCK (Continued)

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

NOTE 7 - SUBSEQUENT EVENT

       In January 1999, the Company acquired 100% of Prospero
       Investments Limited (Prospero), a United Kingdom company.

       Prospero is a clothing manufacturer and supplier located in England. In connection with the acquisition, the Company effected a 1 share for 50 shares reverse stock split. thereafter, the Company issued 5,100,000 shares of its post-split common stock for all of the shares of Prospero.

Item 2.   Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     The Company has not engaged in any material operations since its inception or during the quarterly period ended December 31, 1998. During this period, the Company had no revenues, total expenses were $5,429 and net loss totaled $5,429.

     On December 22, 1998 the Company entered into an Acquisition
Agreement and Plan of Reorganization with Prospero Investments
Limited, a United Kingdom company ("Prospero"), and the shareholders of Prospero. Under the terms of the acquisition, the Company acquired 100% of the issued and outstanding capital stock of Prospero in exchange for 5,100,000 shares of the Company's authorized but previously unissued common stock, post-split as set forth below. The acquisition was completed in January 1999. The
5,100,000 shares (post-split) are to be issued to the shareholders of Prospero in exchange for all of their Prospero shares. The financial statements included in this report do not reflect the acquisition of Prospero.

     In connection with the acquisition, the Company effected on December 28, 1998 a reverse stock split of its issued and outstanding shares of common stock on a one (1) share for fifty
(50) shares basis.

     Prospero is the owner of SR Gent PLC ("SR Gent"), a clothing manufacturer and supplier located in Barnsley, South Yorkshire, England. Following the acquisition, the business of SR Gent will become the principal business of the Company.

     Prospero, through its subsidiary SR Gent, designs, manufactures and distributes apparel for women and children.
SR Gent has been engaged in fashion design and apparel manufacturing for more than fifty years and is a major supplier of ladieswear and childrenswear to Marks & Spencer. SR Gent employs an experienced design team in London that creates ladies formal blouses, ladies tops, sportswear and girlswear. SR Gent also manufactures and markets formal skirts, trousers, boyswear and babywear.

     As a result of the exchange, the former Prospero shareholders will have effective voting control of the Company. Also, the Company's former Board of Directors has resigned and have been replaced by persons associated with Prospero and SR Gent. The new directors will hold office until the Company's next annual meeting, which is expected to be held in May 1999, or until their successors are elected or appointed and qualified, or their prior resignation or termination.

     As a result of the acquisition, the Company has become engaged in the clothing manufacturing and distribution business. During the next twelve months, the Company will endeavor to develop and expand its operation and the market for its products. The Company is also presently investigating the possibility of making additional acquisitions. The Company is interested in acquiring additional companies in the clothing and textile business which management believes to be undervalued in the current economic environment. The Company may acquire private companies or interests in publicly traded companies. Such interest may be minority ownership interests.

Year 2000

     Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     Prior to its recent acquisitions, the Company did not believe that it had Year 2000 issues. However, because of its recent acquisitions of operating businesses, the Company must reassess its position. Because its acquisitions have just recently been completed, the Company has not had sufficient time to assess potential issues or problems, or make a determination as to the possible cost to the Company to become
Year 2000 compliant, if necessary. Also, the Company had not yet made a determination whether Year 2000 issues could lead to accounting problems, business interruption and loss of revenues. As of December 31, 1998, the Company has not incurred any costs related to addressing the Year 2000 issue. The Company intends to begin a thorough review of its business operations and existing computer systems and software to determine whether it may need to upgrade or replace its existing systems to mitigate Year 2000 issues.
Until such a review has been completed, the Company is unable to determine whether it will have material issues or whether it will be required to make material expenditures to upgrade or replace its computers systems and software.

     The Company is also aware that it may have to implement a contingency plan in the event a problem arises. However, the Company will not decide whether a contingency plan is necessary until such time as it has had ample time and opportunity to investigate and review its present systems and determine whether a potential problem exists. The Company must also determine whether third parties with whom it has material relationships will be materially affected by the Year 2000 issues. Problems with third parties could also present the Company with material risks and potential loss of revenue. The Company has not yet had the opportunity to investigate whether third parties with whom it transacts business may have any year 2000 issues.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation
Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following:
Changing economic conditions, interest rate trends, acceptance of the Company's products in the marketplace, competitive factors, potential success of the Company's acquired businesses, economic developments and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

                             PART II

Item 1.  Legal Proceedings

    There are presently no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.  Changes In Securities

    This Item is not applicable to the Company.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

     In addition to the acquisition of Prospero, the Company recently acquired a forty percent (40%) interest in Coastal Group Limited ("Coastal"), a South African company based in Durban, South Africa. The Company acquired the interest in Coastal by acquiring Multikarsa Investama, an private Indonesian company that holds the 40% interest in Coastal, in exchange for 5,400,000
shares (post-split) of the Company's common stock.   Coastal's
securities are listed on the Johannesburg Stock Exchange and is a manufacturer of fashion oriented textile apparel fabrics in South Africa. The Company has not made a commitment to acquire a controlling interest in Coastal.

     The Company has also recently acquired an aggregate 15.3% interest in PT Super Mitory Utama ("PTSM"), an Indonesian company, by acquiring a 100% interest in two private companies, Chemech (HK) Ltd, an Indonesian company and New World Synthetic Limited, a British Virgin Islands company, for an aggregate of 1,300,000 shares (post-split) of the Company's common stock. These two entities hold the 15.3% interest in PTSM. PTSM is an export-oriented sports shoe producer in Indonesia, located in Sidoarjo, East Java. PTSM's securities are traded on the Jakarta and Surabaya stock exchanges. The Company has not made a commitment to acquire an additional interest in PTSM.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             On January 8, 1999 a report on Form 8-K was filed by the Company reporting under Items 1 and 2 the acquisition of Prospero Investments Limited.

                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ICON SYSTEMS, INC.



Date:  February 23, 1999               By /S/ Vasudevan Ravi Shankar
                                       VASUDEVAN RAVI SHANKAR,
                                       President and Director



Date:  February 23, 1999               By  /S/ M.K. Suresh
                                       M. K. SURESH, Secretary,
                                       Treasurer, Chief
                                       Financial Officer and
                                       Director
                                       (Principal Accounting
                                        Officer)


Date:  February 23, 1999               By  /S/ G.G. Sridharan
                                       G. G. Sridharan, Secretary,