Form 10QSB
period 1999-03-31
ICON SYSTEMS INC
filed 1999-05-24
CIK 1029263

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 1998

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                   Outstanding as of March 31, 1999

Common Stock, $.001 par value                    5,431,654


                        TABLE OF CONTENTS

Heading                                                                   Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements. . . . . . . . . . . .          3

          Consolidated Balance Sheets -- March 31, 1999
            and June 30, 1998. . . . . . . . . . . . . . . . . . .          4

          Consolidated Statements of Operations -- three and
            nine months ended March 31, 1999 and 1998. . . . . . .          5

          Consolidated Statements of Stockholders' Equity. . . . .          6

          Consolidated Statements of Cash Flows -- nine
            months ended March 31, 1999 and 1998 . . . . . . . . .          7

          Notes to Consolidated Financial Statements . . . . . . .          8

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .         20

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .         24

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .         24

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .         24

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .         24

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .         24

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .         25

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         26











                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended March 31, 1999, have been prepared by the Icon Systems, Inc. (the "Company").















                        ICON SYSTEMS, INC.


                CONSOLIDATED FINANCIAL STATEMENTS

                 March 31, 1999 and June 30, 1998


                       ICON SYSTEMS, INC.
                  CONSOLIDATED BALANCE SHEETS
                         (In Thousands)

                                                   June 30,    March 31,
                                                      1998        1999
                                                               (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                            $  21,410    $  18,238
  Inventory                                          50,407       27,522
  Notes and Accounts Receivable (net of allowance)   14,681       15.833
       TOTAL CURRENT ASSETS                          86,498       61,593

PROPERTY AND EQUIPMENT   NET                         20,886       20,083

Goodwill   Net                                       31,445       30,060

OTHER ASSETS                                          2,042          355

       TOTAL ASSETS                               $ 140,871    $ 112,091


LIABILITY AND STOCKHOLDERS' EQUITY

LIABILITIES
Total Current Liabilities Cash                    $  34,294    $  23,782
  Bond, Mortgages and Similar Debts                  47,107       31,430
  Amount due to Parent Company                       51,794       49,143
  Other Liabilities                                   3,138        2,841
       TOTAL CURRENT LIABILITIES                    136,333      107,196

COMMITMENT                                        __  ____0     _____ _0

       TOTAL LIABILITIES                            136,333      107,196


STOCKHOLDERS' EQUITY
  Common Stock, Par value $0.001, authorized
    100,000,000 shares; Issued 5,431,654 shares   $   1,668    $       5
Additional paid-in capital                             -           2,063
Retained earnings                                     2,870        2,827
       TOTAL STOCKHOLDERS' EQUITY                     4,538        4,895

       TOTAL LIABILITY AND
          STOCK-HOLDERS' EQUITY                   $ 140,871     $ 112,091


                     See accompanying notes.


                       ICON SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE MONTHS ENDED (Unaudited) MARCH 31, 1999 AND 1998
 AND FOR NINE MONTHS ENDED (Unaudited) MARCH 31, 1999  AND 1998
                         (In Thousands)

                              Three Months Ended         Nine Months Ended
                             March 31,    March 31,   March 31,      March 31,
                                1999         1998       1999         1998
                           (Unaudited)  (Unaudited)  (Unaudited)   (Unaudited)

REVENUE                       $ 44,795     $ 48,106    $ 165,779     $ 195,240

Cost of Goods Sold              33,847       35,083      128,732       139,940

       GROSS PROFIT             10,948       13,023       37,047        55,300

Selling, general and
  administrative                 9,476       11,250       33,602        50,330

OPERATING INCOME
  CONTINUING OPERATIONS          1,472        1,773        3,445         4,970

DISCONTINUING OPERATIONS     __   (412)      ______       (2,862)         _____
                                 1,060        1,773          583         4,970

PROVISION FOR TAXES
  ON INCOME                         73          117          218          _394

NET INCOME                    $    987      $ 1,656     $    365     $   4,576

NET INCOME PER SHARE          $   0.18      $  0.17     $   0.15     $    0.23

WEIGHTED AVERAGE OF
  COMMON SHARES
    AND COMMON SHARES
      EQUIVALENT
        OUTSTANDING              5,432        9,660        2,477         19,664







                     See accompanying notes.


                       ICON SYSTEMS, INC.
                STATEMENT OF STOCKHOLDER EQUITY
                         (In Thousands)


                                                  Retained
                                 Common Stock     Paid-in    Earnings
                              Shares    Amount    Capital    (Deficit)  Total


BALANCE, June 30, 1997        38,328  $  7,786    $ 7,025   $  2,911   $ 17,722
Sale of Stock                    375        61      1,032       -         1,093
Recapitalization             (37,703)   (6,173)    (8,057)    (4,986)   (19,216)
Net Income                      -         -          -         4,576      4,576

BALANCE, March 31, 1998
  (unaudited)                  1,000     1,674       -           2,501    4,175
Net income                      -         -          -             363      363
Foreign Currency translation
  difference                    -           (6)      -               6     -

BALANCE, June 30, 1998         1,000     1,668       -           2,870    4,538
New Shares                      (995)   (1,663)     1,663         -        -
Recapitalization                -         -           400         (408)      (8)
Net Income                      -         -          -             365      365

BALANCE, March 31, 1999
  (unaudited)                      5   $     5   $  2,063     $  2,827  $ 4,895








                     See accompanying notes.


                       ICON SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED (Unaudited) MARCH 31, 1999 AND 1998
                         (In Thousands)

                                               March 31,     March 31,
                                                 1999          1998
                                             (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) from operations            $     365     $   4,576
  Adjustments to reconcile net income
  to net cash provided (used) by operating
    activities:
       Depreciation and amortization                 912         1,219
       Increase in accounts receivables -net      (1,152)       (3,339)
       Decrease inventory                         22,885        15,268
       Decrease in other current assets            1,687         1,162
       Increase in other assets                     -             (338)
       Decrease in current liability             (10,512)      (12,285)
       Decrease in other current liabilities         297          (187)
               Total Adjustments                  14,117         1,500
       NET CASH PROVIDED BY
               OPERATING ACTIVITIES               14,482         6,076

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from parent                                  -           51,983
  Other borrowing (repayment)                    (15,681)        7,568
       NET CASH PROVIDED BY
               FINANCING ACTIVITIES              (15,681)       59,551

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of S R Gent                               -         (47,942)
  Loan to affiliate                                  -          (2,651)
  Purchase of property and equipment               (1,977)      (2,060)
  Sale of Stock                                      -           1,093
       NET CASH PROVIDED BY
               INVESTING ACTIVITIES                (1,977)     (51,560)

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             (3,176)      14,067

CASH AT BEGINNING OF PERIOD                        21,414        2,619

CASH AND CASH EQUIVALENT
  AT END OF PERIOD                              $  18,238    $  16,686




                     See accompanying notes.


                       ICON SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   AND FOR NINE MONTHS ENDED
              MARCH 31, 1999 AND 1999 (UNAUDITED)

NOTE  A  ORGANIZATION AND ACCOUNTING BASIS

Icon Systems, Inc., incorporated under the Laws of Utah on November 19, 1980, was a development stage company until January 7, 1999 when it acquired in exchange for substantially 100% all of its outstanding shares. See Note B.

The wholly owned subsidiary is Prospero Investment Limited, incorporated under the laws of United Kingdom on 14th May 1997.

The Company

On January 7, 1999 our company acquired Prospero Investment Limited The consolidated financial statements of Prospero consolidate the position and operations of the following companies which are 100% owned:

               Name of Company         Country of Operation

       S.R. Gent plc                         England
       S.R. Gent (Manufacturing) Limited     England
       S.R. Gent  (UK) Limited               England
       S.R. Gent  (International) Limited    England
       S.R. Gent  (Retail) Limited           England
       S.R.G. Limited                        England
       S.R. Gent (Canada), Inc.              Canada
       S.R. Gent (Hong Kong) Limited         Hong Kong
       Onella (Private) Limited              Sri Lanka

Significant Accounting Policies:
Accounting Method

The Company maintains its books on the accrual basis of accounting.

Cash and Cash Equivalents

The Company considers all purchases from financial institutions of highly liquid debt instruments with maturities of three months or less to be cash equivalents.


                       ICON SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   AND FOR NINE MONTHS ENDED
              MARCH 31, 1999 AND 1999 (UNAUDITED)

NOTE  A  ORGANIZATION AND ACCOUNTING BASIS (Continued)

Net Income Per Share

Net income per share is computed using the weighted average number of common shares and common share equivalents outstanding during the respective periods. Common shares equivalents consist of The Company's preferred stock and shares issuable upon the exercise of stock options. All stock options have been treated as if they were outstanding for all periods.

Turnover

Turnover when used here is a term that means sales, less returns of the company and its subsidiaries and excludes value added tax


Fixed Assets and Depreciation

Fixed assets are stated at cost . Depreciation is calculated to write down the cost of tangible fixed assets to their residual values over the period of their estimated useful lives using the straight line method as follows:

       Land and Building                   50  years
       Machinery and Vehicles            3-10  years
       Furniture, Fixtures and Fittings    10  years

Leasehold properties are amortized over the length of the lease.

Investments

Investments available for sale are stated at cost less provision for any permanent diminution in value.

Leases

A finance lease is one which transfers substantially all the risks and rewards of ownership of an asset to the group. Assets acquired under finance leases are recorded in the balance sheet as assets and are depreciated over their expected useful lives.

The outstanding capital portion of finance lease is included in the balance sheet as a liability and the interest thereon is charged to the profit and loss account in proportion to the outstanding capital balance.

Operating lease costs are charged to the profit and loss account as incurred.



                       ICON SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   AND FOR NINE MONTHS ENDED
              MARCH 31, 1999 AND 1999 (UNAUDITED)

NOTE  A  ORGANIZATION AND ACCOUNTING BASIS (Continued)

Pensions

The expected costs of pensions in respect of the group's defined benefit pension scheme is charged to the profit and loss account so as to spread the cost of pensions over the service lives of the employees. Variations from the regular cost are spread over the expected remaining lives of current employees in the scheme. Pension costs are assessed in accordance with the advice of an actuary. Contributions payable in respect of other pension schemes are charged to the profit and loss account when incurred.

Inventory

Inventory are valued at the lower of costs and net realizable value. The cost of manufactured products consist of direct materials, labor and related overheads

Deferred Taxation

No provision is made for taxation deferred by depreciation and other timing differences unless there is reasonable probability that payment will be made in the foreseeable future.

Rates of Exchange

Overseas Investments are stated in U.S. Dollars at rates at the dates of acquisition
Other assets and liabilities covered by foreign exchange contracts are transferred at the rates in those contracts Assets and liabilities not covered are translated at rates applicable at the balance sheet. The results of overseas operations are stated at the average rates applicable during the year.

Exchange gains or losses arising in the ordinary course of business are included in operating profit and those on the translation of assets; liabilities and reserves of overseas group companies are shown as a movement on reserves.

Goodwill

Goodwill arising on acquisitions, representing the difference between the consideration paid and the fair value of net assets acquired is written off directly against reserves in the year of acquisition. Goodwill relating to business which are closed or disposed of is reflected in the profit and loss account in determine the profit and loss on disposal.

NOTE B   REORGANIZATION

Following are the principal terms with respect to the exchange of shares of capital stock of Icon Systems, Inc. a Utah corporation for the shares of Prospero Investment Limited, a United Kingdom corporation.


                       ICON SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   AND FOR NINE MONTHS ENDED
              MARCH 31, 1999 AND 1999 (UNAUDITED)

NOTE B   REORGANIZATION (Continued)

Pre Exchange Capitalization

Prospero Investments Limited issued 1 million common shares for cash on 5th June 1997.

On 7th January 1999 the company declared a stock split of 1 for 50 of the outstanding shares as a result 16.5 million outstanding shares were reduced to 332,000 outstanding shares.

Equity Conversion Mechanics

At the closing of the exchange, The Company issued and exchanged
5.1 million shares of restricted Rule 144 common stock for all of the outstanding common shares of Prospero Investments Ltd.

The Company will hold the shares of Prospero Investment Limited, which will continue to operate as a subsidiary.

Post Exchange Capitalization

After the exchange and the subsequent offering of 5 million shares of common stock, the capitalization consisted of 5.4 million shares of common stock of which 5.1 million are restricted.

NOTE C    BASIS OF CONSOLIDATION

Basis of Consolidation

The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. The company is engaged in a single line of business as a supplier of fashion garments. Any pre-consolidation inter-company balances have been eliminated.

The accompanying financial statements have been prepared to give effect to the exchange completed on 7th January 1999. The two companies in the exchange are:

       Icon Systems, Inc., a Utah corporation,
       (formerly Rotunda Oil and Mining, Inc.), "The Company"

       Prospero Investment Company Limited
       a United Kingdom corporation, "Prospero"

After the exchange, The Company owned all of the outstanding shares of Prospero. The exchange is accounted for as if The Company purchased Prospero for stock. All assets are reflected at historical cost. For purposes of the proforma statement of stockholders' equity, multiple transactions are considered to have taken place concurrently.



                       ICON SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   AND FOR NINE MONTHS ENDED
              MARCH 31, 1999 AND 1999 (UNAUDITED)

NOTE D   INVESTMENTS IN AFFILIATES AT EQUITY

Investments in companies in which we generally have a 20 to 50 percent ownership interest are as follows:

                                                          Value of %
                                                           Equity at
    Company         Domicile   Currency    Shares Held    June 30,1998
Tri-Star Apparel
Exports (Pte)
Limited             Sri Lanka  Rupees      28.8 million   23.2%  $-0

Tri-Star Apparel
Exports (Singapore)
Pte Limited         Singapore  Singapore   100 thousand   25.0%  $-0

Both companies are involved in the manufacture of garments. While we own more than 10% of the net assets at the reporting date, we do not exercise a significant influence over either of these two companies either in strategy or financial operating policies. Furthermore, the Company does not report its balance sheet or operating statement to us.

In addition management believes that the economic crisis in Asia may have eliminated any value of these investments on the equity method.

NOTE E   INVENTORIES

The major classes of inventories at June 30, 1998 are approximately:

       Raw Material and consumables        31 %
       Work-in-Process                     13 %
       Finished Goods                     _56 %

       Total                               100%

All inventories are produced for specific contracts and are therefore priced on the specific identification method by contract.


                       ICON SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   AND FOR NINE MONTHS ENDED
              MARCH 31, 1999 AND 1999 (UNAUDITED)

NOTE F   PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 1998 are summarized below (in thousands):

Property plant and equipment, excluding assets under capital leases

                                          000's
       Land and building               $ 16,491
       Machinery and Vehicles            16,445
       Furniture tools and equipment     12,207
         Total                           45,143

       Accumulated Depreciation          33,036
       Net property plant and equipment  12,107

       Assets under Capital lease

       Machinery and Vehicles             9,324
       Furniture tools and equipment      2,454
         Total                         $ 11,778


NOTE G   GOODWILL

Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired business, and is being amortized on a straight line basis over the estimated life of 20 years. In accordance with APB 17 'Intangible Assets' the company regularly evaluates the amortization period to determine whether events or circumstances warrant revision. Similar evaluation is made of the carrying value.


NOTE H   STOCKHOLDERS' EQUITY

Acquisitions

On January the 7, 1999 We entered into negotiations to acquire controlling interests in two other businesses in the Texmaco group. In anticipation of the acquisitions, we issued 14,600,000 shares of restricted 144 stock. The shares have not been transferred, pending the completion of negotiations.


                       ICON SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   AND FOR NINE MONTHS ENDED
              MARCH 31, 1999 AND 1999 (UNAUDITED)

NOTE H   STOCKHOLDERS' EQUITY (Continued)

Sale of Securities

In December 1998, the company subscribed 5,000,000 shares of its common stock in a private placement exempt under 506. The proceeds of the placement are being collected outside of the company, and will be transferred in total when the subscription is complete. No shares will be issued until the proceeds are deposited with the company. The offering price of the shares in the private placement was $.05 per share. All of the shares in the private placement have been subscribed.


NOTE I    MINIMUM FUTURE RENTALS

Operating Leases

The Company leases office factory and warehouse space under various operating leases that expire at various times beyond fiscal 2003. Rental under these leases for the three and nine months ended March 31, 1999 was approximately $ 122,000 and $ 344,000 respectively.

Approximate minimum future lease payments under these operating leases at June 30, 1998 were:

                   Year ending
                     June 30,            ($ 000's)

                      1999                  122
                      2000                  242
                      2001                  242
                      2002                  242
                      2003                  242
                      thereafter            794

Capital Leases

Approximate minimum future lease payments under these capital leases at June 30, 1998 were: $ 702,000

There have been no material changes in the operating or capital leases since June 30, 1998 except payment of minimum monthly payments.


                       ICON SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   AND FOR NINE MONTHS ENDED
              MARCH 31, 1999 AND 1999 (UNAUDITED)


NOTE J   RELATED PARTIES

Ultimate Control

None of the Directors has an interest in the shares of the Company. The shares are substantially owned by Baleine Investment Holdings
Limited "Baleine " a company incorporated in the British Virgin
Islands.

The Company is ultimately controlled by The Sterling Securities Trust which has been set-up in the British Virgin Islands. The Settlor of the trust is Mr. M. Sinivasan, an Indonesian businessman. The beneficiaries of the trust are his children. Management believes that Mr. Sinivasan is the controlling party.

Related party transactions

During the year ended June 30, 1998 the following transactions occurred between the company and

Tri-Star Apparel Exports Limited "Tri-Star". See Note D.

                                             Total for   Balance
                                              The Year  June 30, 1998
                                                         ($000's)

Charged by Tri-Star for manufacture            $ 7,263   $   0
Charged by the company to Tri-Star for support     220       0


                       ICON SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   AND FOR NINE MONTHS ENDED
              MARCH 31, 1999 AND 1999 (UNAUDITED)


NOTE J   RELATED PARTIES (Continued)

During the year ended June 30, 1998 the following transactions occurred between the company and companies controlled by Mr.
Sinivasan.

                                      Total for        Balance
                                       the Year     June 30, 1998
                                      ($ 000's)       ($ 000's)

Purchase of garments manufactured
By the company from:

PT Ungaran Sari Garments                $ 7,409         $  701
PT Citra Abadi Sejati                       645              0

Sales of fabric by the company to:

PT Texmaco Jaya                           1,672            560
PT Ungaran Sari Garments                    170              5
PT Citra Abadi Sejati                       144              7

Expenses incurred by the Company were
reimbursed by:

PT Polysindo Perkasa                         22             22

Corresponding numbers are not available at March 31, 1999, but management represents that the same relationships continue to exist.

Advances to related companies are non-interest bearing, unsecured and due on demand.
The balances at March 31, 1999 were

  Company Name                           Amount
                                         (000's)
  Norfil Limited                          $ 492
  Polysindo (U.K.) Limited                  492
                                          $ 984

A loan of 50 million from Baleine is unsecured and pays no interest.


                       ICON SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   AND FOR NINE MONTHS ENDED
              MARCH 31, 1999 AND 1999 (UNAUDITED)


NOTE K   LONG-TERM DEBT


Long  term debt consists of the following (in thousands)

    Bank loans                                 $   41,051
    Capitalized finance lease obligations           1,401
                                                   42,452
    Related party                                  49,978
    Less Current maturities                       (81,904)
                                               $   10,526

Notes payable to banks are term borrowings by the Company from several commercial banks and secured by the company's tangible assets. Notes are at variable rates over Eurodollar rate.

Under its various loan agreement, the Company must maintain a minimum levels of tangible net worth and a leverage ratio of total liabilities divided by tangible net worth. The company was in compliance with these covenants as at June 30, 1999.

The related party loan of is from Baleine is unsecured and pays no interest.

Maturities of the long term debt at June 30,.1998 are as follows ( in thousands)

       1999                            $ 82,384
       2000                               9,840
       2001                                 205
       Thereafter                             0
                                       $ 92,429

NOTE L   INCOME TAXES

The income tax provision is comprised of the United Kingdom income tax at the statutory rate of 31%, less Net operating losses, plus other country taxes at their appropriate rate. At June 30, 1998 the provision for income taxes was as follows:

       United Kingdom                  $      2
       Deferred                             105
       Non-UK tax on net
         income of subsidiaries             104
                                       $    211


                       ICON SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   AND FOR NINE MONTHS ENDED
              MARCH 31, 1999 AND 1999 (UNAUDITED)


NOTE M   PENSION COMMITMENTS

The group operates three principal pension plans:

Defined benefit plan

The group operates a pension plan for the majority of the senior staff providing benefits based on final pensionable pay. The assets of the plan are held separately from those of the group, being invested with a major United Kingdom insurance group. Contributions to the plan are charged to the profit and loss account so as to spread the costs of pensions over employees' working lives with the group. The contribution rate is determined by a qualified actuary at intervals not exceeding three years using the projected unit method. The most recent valuation in December 1996, referred to above, was as at 1 July 1995. The assumptions which have the most significant effect on the results of the valuation are those relating to the rate of return on investments and the rates of increase in salaries. It was assumed that the investment returns will be 2% per annum higher than salary increases. These are typical of those used for long-term funding. The pension charge for the period was $ 1,200,006.

The most recent actuaries valuation, referred to above, showed that the market value of the plan's assets was $21 million and that the actuarial value of those assets represented 122.9% of the benefits that had accrued to members after allowing for expected future increases in earnings. A long term funding rate of 24% was indicated. The group contributed at a rate of 21.4% from July 1997 until June 1998. The average remaining service life of employees is 15 years. From 1 July 1998 the group intends to contribute at 24.0%.

The cost of company contributions to the plan is offset by contributions of 6% of pensionable salary for members who joined the plan after 1 September 1991.

Defined contribution plan

The group operates a defined contribution pension plan for a restricted number of senior employees. The assets of the plan are held separately from those of the group in an independently administered fund. The charge to the accounts represents contributions payable by the group to the fund and amounted to $147,000. There were no amounts outstanding at the year end.

The plan was reduced in September 1998 and now operates on behalf of only two senior employees.


                       ICON SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   AND FOR NINE MONTHS ENDED
              MARCH 31, 1999 AND 1999 (UNAUDITED)

NOTE M   PENSION COMMITMENTS (Continued)

Money purchase plans

The contracted out money purchase plan was intended for all employees not covered by other plans, and the assets of the plan are held separately from the group. The charge for the period, representing amounts payable by the group, was $68,000. There were no amounts outstanding at the year end.

This plan closed to new entrants during the year and is now a paid up plan with no active members. All former active members are now either a member of the group personal pension plan, or have decided not to contribute further. The group personal group plan has no employer contribution other than the cost of death in service benefit, which for the period ended 30 June 1998, cost 4,500.

In due course, assets will be transferred out of the contracted out money purchase plan into the members group personal pension plans, and will be wound up. All employer liabilities to the contracted out money purchase plan have ceased.

There is also a plan for a limited number of individuals working overseas. The cost of death in active benefit for these employees falls within the $17,000 premium mentioned earlier. Employers' contributions into this plan amounted to $3,000 during the period ended 30 June 1998.

NOTE N   COMMITMENTS

The Company had commitments to buy new equipment at June 30, 1998 and March 31, 1999 of $563,000 and $164,000 respectively.

At March 31, 1999,the company had available letters of credit of $7.4 million to meet purchase commitments during the fourth fiscal quarter.


NOTE O   CONCENTRATIONS

Substantially all of the Company's sales arise from contracts with Marks and Spencer Plc.


NOTE P   SUBSEQUENT EVENTS

In April 1999 the company announced the closure of two factories in the UK. Management believes that no more than 400 jobs would be eliminated. Cost estimates related to plant closure are being prepared by management and will be available at June 30, 1999.


Item 2.   Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     The Company did not engage in any material operations since its inception or during the quarterly period ended December 31, 1998. On December 22, 1998 the Company entered into an Acquisition Agreement and Plan of Reorganization with Prospero Investments Limited, a United Kingdom company ("Prospero"), and the shareholders of Prospero. Under the terms of the acquisition, the Company acquired 100% of the issued and outstanding capital stock of Prospero in exchange for 5,100,000 shares of the Company's authorized but previously unissued common stock, post-split as set forth below. The acquisition was completed in January 1999. The 5,100,000 shares (post-split) were issued to the shareholders of Prospero in exchange for all of their Prospero shares.

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




Results of Operations

For the three and nine month periods ended December 31, 1999 compared to the three and nine month periods ended March 31, 1998.

     Information set forth below includes the operations of S.R.
Gent. Comparative data of results of operations for the nine months ended March 31, 1999 is as follows:

                                                   1999            1998
                                                 $ 000's         $ 000's

Revenues                                       $ 165,779       $ 195,240
Cost of Goods Sold                               128,732         139,940
Gross Profit                                      37,047          55,300
Selling, general and administrative
  expenses                                        33,602          50,330
Operating Income-Continuing Operations             3,445           4,970
Discounting Operations                            (2,862)           -
                                                     583           4,970
Provision for Taxes on Income                        218             394
                                                $    365        $  4,576

     For the three month period ended March 31, 1999 ("third quarter of fiscal 1999"), total revenues decreased 7% and operating income decreased 17% when compared to the same 1998 periods. For the nine months ended March 31, 1999 ("first nine months of fiscal 1999"), total revenues decreased 15% and operating income decreased 31% from the comparable 1998 periods. The results are attributed to a difficult textile market due to continuous reduction in prices in marketplace because of cheaper imports from the Far East. Also, because of these conditions, the Company's major customer experienced a decrease in demand for products.

     Gross margins decreased to 24% for the third quarter of 1999 from 27% in the comparable 1998 period, and also decreased to 22% for the first nine months of fiscal 1999 from 28% in the same 1998 period. As the Company strives to maintain its factory output at 1998 levels, lower prices in the market price will continue to adversely affect gross margins. Net income for the third quarter of 1999 decreased 40% and decreased 92% for the first nine months of 1999. Net income results reflect the loss from discontinuing operations of $412 thousand and $2.8 million for the third quarter and first nine months of fiscal 1999, respectively.



     Because the majority of the Company's sales are to one major customer, Marks and Spencer, Plc., the demand for the Company's products is closely related to the results of its major customer. Management anticipates that sales will continue to be depressed for the remainder of fiscal 1999. Management is actively looking to other, more competitive suppliers in order to maintain the Company's market share. Meaningful cost reductions by the Company became full effective during the third quarter of fiscal 1999 and cost savings have been realized in the areas of personnel and compensation coupled with operational efficiencies and product mix. With its current mix of commercial verses government projects and recent contract bookings, the Company expects to realize similar if not improved profit margins for the remainder of the fiscal 1999.

     Selling, general and administrative expenses decreased 16% for the third quarter of fiscal 1999, and decreased 33% for the first nine months of 1999. The decreases are a direct result of the Company's cost reductions program wherein the Company reduced the number of administrative personnel, cut insurance costs and improved operating efficiencies.

Liquidity and Capital Resources

     Working capital as of March 31, 1999 was a negative $45.6 million compared to a negative $49.8 million at June 30, 1998. This improvement in working capital is primarily attributable to the 31% decrease in current cash liabilities and 33% decrease in other current debts, mortgages and bonds. Working capital was also affected by the $22.8 million (45%) decrease in inventory due to the decline in demand for the Company's products.

         Net cash provided by operating activities for the first nine months of fiscal 1999 was $14.4 million compared to $1.5 for the comparable 1998 period. This change is primarily attributable to the $22.8 million decrease in inventory which was partially offset by the $10.5 million increase in current liabilities. Net cash used by financing activities was $15.6 million for the first nine months of fiscal 1999 compared to $59.6 million provided in the 1998 period. This represents the repayment of certain loans during the 1999 period and a $51.9 million loan received in 1998.
Net cash used by financing activities for the first nine months of fiscal 1999 was $1.9 million related to the purchase of property and equipment, compared to net cash used of $51.6 million in the same 1998 period, primarily attributed to the purchase of S.R. Gent.

Seasonality and Quarterly Fluctuations

    The Company's business is affected by seasonal trends, with higher levels of wholesale sales in the second fiscal quarter. This trend result primarily from the timing of seasonal wholesale shipments to retail customers. Inventory purchases from contract manufacturers in the Far East are primarily denominated in UK Sterling; however, purchase prices for the Company's products may be affected by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods sold in the future. During the last two years, exchange rate fluctuations have not had a material impact on the Company's inventory cost.

Inflation

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

         The Company is also aware that it may have to implement a contingency plan in the event a problem arises. However, the Company will not decide whether a contingency plan is necessary until such time as it has had ample time and opportunity to investigate and review its present systems and determine whether a potential problem exists. The Company must also determine whether third parties with whom it has material relationships will be materially affected by the Year 2000 issues. Problems with third parties could also present the Company with material risks and potential loss of revenue. The Company has not yet had the opportunity to investigate whether third parties with whom it transacts business may have any year 2000 issues



Risk Factors and Cautionary Statements

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

Item 2.  Changes In Securities and Use of Proceeds

    This Item is not applicable to the Company.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

         In addition to the acquisition of Prospero, the Company is continuing negotiations to acquire a forty percent (40%) interest in Coastal Group Limited ("Coastal"), a South African company based in Durban, South Africa. The Company is looking to acquire the interest in Coastal by acquiring Multikarsa Investama, an private Indonesian company that holds the 40% interest in
Coastal, in exchange for 5,400,000 shares (post-split) of the
Company's common stock.   Coastal's securities are listed on the
Johannesburg Stock Exchange and is a manufacturer of fashion oriented textile apparel fabrics in South Africa. The Company does not presently intend to acquire a controlling interest in Coastal.

         The Company is also negotiating to acquire an aggregate 15.3% interest in PT Super Mitory Utama ("PTSM"), an Indonesian company, by acquiring a 100% interest in two private companies, Chemech (HK) Ltd, an Indonesian company and New World Synthetic Limited, a British Virgin Islands company, for an aggregate of 1,300,000 shares (post-split) of the Company's common stock. These two entities hold the 15.3% interest in PTSM. PTSM is an export-oriented sports shoe producer in Indonesia, located in Sidoarjo, East Java. PTSM's securities are traded on the Jakarta and Surabaya stock exchanges. The Company does not presently intend to acquire more than the 15.3% interest in PTSM. Neither of the two acquisitions have been finalized.

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

                                       ICON SYSTEMS, INC.



Date: May 24, 1999                By /S/ P. Manohar
                                       P. MANOHAR
                                       President and Director



Date:  May 24, 1999                    By  /S/ A. PARISE
                                       A. PARISE, Secretary,
                                       Treasurer, Chief
                                       Financial Officer and
                                       Director
                                       (Principal Accounting
                                        Officer)


Date: May 24, 1999                By  /S/ R. Sridhar
                                       R. SRIDHAR, Director