Form 10QSB/A
period 1999-03-31
ICON SYSTEMS INC
filed 1999-06-09
CIK 1029263

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Amendment No. 1
                                        to
                           FORM 10-QSB/A

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

       Icon Systems, Inc., a Utah corporation,         "The Company"

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




Results of Operations

For the three and nine month periods ended    March     31, 1999
compared to the three and nine month periods ended March 31, 1998.

     Information set forth below includes the operations of S.R.
Gent. Comparative data of results of operations for the nine months ended March 31, 1999 is as follows:

                                                   1999            1998
                                                 $ 000's         $ 000's

Revenues                                       $ 165,779       $ 195,240
Cost of Goods Sold                               128,732         139,940
Gross Profit                                      37,047          55,300
Selling, general and administrative
  expenses                                        33,602          50,330
Operating Income-Continuing Operations             3,445           4,970
Discounting Operations                            (2,862)           -
                                                     583           4,970
Provision for Taxes on Income                        218             394
                                                $    365        $  4,576

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

Item 5.  Other Information

         In addition to the acquisition of Prospero, the Company is
continuing negotiations to acquire a     thirty five and four-tenths
percent (35.4%)     interest in Coastal Group Limited ("Coastal"),
a South African company based in Durban, South Africa.
The Company is looking to acquire the interest in Coastal by
acquiring     TTI Maritius, a private Maritius company,
that holds an 88.5%     interest in Coastal, in exchange
for 5,400,000 shares (post-split) of the Company's common stock. Coastal's securities are listed on the Johannesburg Stock Exchange and is a manufacturer of fashion oriented textile apparel fabrics in South Africa. The Company does not presently intend to acquire a controlling interest in Coastal.

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

                                       ICON SYSTEMS, INC.



Date: June 9, 1999                By /S/ P. Manohar
                                       P. MANOHAR
                                       President and Director



Date:  June 9, 1999                    By  /S/ A. PARISE
                                       A. PARISE, Secretary,
                                       Treasurer, Chief
                                       Financial Officer and
                                       Director
                                       (Principal Accounting
                                        Officer)


Date: June 9, 1999                By  /S/ R. Sridhar
                                       R. SRIDHAR, Director